Form 10QSB
period 2000-03-31
HALIFAX INTERNATIONAL INC
filed 2000-05-11
CIK 1100981

SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                 FORM 10-QSB

[X] Quarterly Report Under Section 13 or 15(d) of the Securities Exchange Act of 1934

                      For Quarter Ended: March 31, 2000

                                      OR

[ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

                         Commission File No.000-28883

                         Halifax International, Inc.
            (Exact name of registrant as specified in its charter)

             Nevada                              58-2212465
      (State of incorporation)        (I.R.S. Employer Identification No.)


                         7 Piedmont Center, Suite 500
                            Atlanta, Georgia 30305
                                (404) 816-6100

      (Address and telephone number of principal executive offices and principal place of business)


    Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to
such filing requirements for the past 90 days.  Yes  [ X ]   No  [   ]

    As of May 1, 2000, the Registrant had a total of 8,194,721 shares of common stock issued and outstanding.

                              TABLE OF CONTENTS

                        PART I: FINANCIAL INFORMATION

Item 1:  Financial Statements............................................3

Item 2:  Management's Discussion and Analysis or Plan of Operations......11

                          PART II: OTHER INFORMATION

Item 5: Other Events.....................................................12

Item 6:  Exhibits and Reports filed on Form 8-K .........................13

Signatures...............................................................14

                        PART I: FINANCIAL INFORMATION

ITEM 1:  FINANCIAL STATEMENTS

                _____________________________________________

                             THE JEFFRIES GROUP
                _____________________________________________

                         Certified Public Accountants
                ______________________________________________



                             ACCOUNTANTS' REPORT

To The Directors and Shareholders
Halifax International
Atlanta, Georgia

We have compiled the accompanying balance sheet of Halifax International as of March 31, 2000 and the related statements of income and expense; retained earnings; and cash flows for the three months then ended in accordance with Statements on Standards for Accounting and Review Services issued by the American Institute of Certified Public Accountants. All information included in these financial statements is the representation of the management of Halifax International

A compilation is limited to presenting in the form of financial statements information about the results of operations of the Company and does not include an expression of an opinion regarding the financial statements taken as a whole.

/s/ The Jeffries Group

THE JEFFRIES GROUP
Certified Public Accountants

Atlanta, Georgia
May 4, 2000

1277 Victor Road * Atlanta, Georgia * 30324 * 404-231-4353 * Fax 404-231-4338

                         HALIFAX INTERNATIONAL, INC.

                                Balance Sheet

                                March 31, 2000

                                    ASSETS
                                    ------
Current Assets
  Cash                                                 $         -

Other Assets
  Deposits                                                   60,000
                                                       -------------
    Total Other Assets                                       60,000

       TOTAL ASSETS                                    $     60,000
                                                       =============

                     LIABILITIES AND STOCKHOLDERS' EQUITY
                   ----------------------------------------

Current liabilities
  Bank Overdraft                                            233,926
  Notes Payable                                           1,015,750
                                                       -------------
    Total Current Liabilities                          $  1,249,676

Stockholders' Equity
  Common Stock - 20,000,000 shares authorized,         $  3,080,139
   8,194,721 issued and outstanding
  Retained earnings                                      (4,269,815)
                                                       -------------
    Total Stockholders' Equity                         $ (1,189,676)


       TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY      $     60,000
                                                       =============

                         HALIFAX INTERNATIONAL, INC.
                       Statement of Income and Expense
                  For the Three Months Ended March 31, 2000

Income
  Fees                                                 $          -

Expenses
 Automobile expenses                                          4,393
 Bank charges                                                   585
 Consulting fees                                             89,647
 Contributions                                                  200
 Entertainment and promotion                                  3,898
 Miscellaneous                                                  103
 Office supplies                                                185
 Professional fees                                           34,901
 Rent                                                        32,000
 Subscriptions                                                   70
 Telephone                                                      715
 Travel                                                     103,243
                                                        ------------
    Total Expenses                                          269,940

   Net Income                                           $  (269,940)
                                                        ============

                         HALIFAX INTERNATIONAL, INC.

                       Statement of Retained Earnings

                  For the Three Months Ended March 31, 2000

Retained Earnings - January 1, 2000                    $  (3,999,875)

Net Income                                                  (269,940)
                                                       --------------
Retained Earnings - March 31, 2000                     $  (4,269,815)
                                                       ==============

The accompanying notes are an integral part of these financial statements.

                         HALIFAX INTERNATIONAL, INC.

                            Statement of Cash Flows

                   For the Three Months Ended March 31, 2000

Cash Flows From Operating Activities
  Net Income                                           $    (269,940)
                                                       --------------
   Net cash used by operating activities                    (269,940)

Cash Flows From Financing Activities
  Issuance of Common Stock                                   349,500
                                                       --------------
    Net cash provided by financing activities                349,500

      Net Increase (Decrease) In Cash                         79,560

Cash - Beginning of Period                                  (313,486)
                                                       --------------

Cash - End of Period                                   $    (233,926)
                                                       ==============

The accompanying notes are an integral part of these financial statements.

                         HALIFAX INTERNATIONAL, INC.

                        Notes to Financial Statements

                                March 31, 2000

NOTE 1 - PLAN OF REORGANIZATION AND ACQUISITION
------------------------------------------------

On February 26,1999, Halifax International, Inc. (formerly Silver Strike Mining Company, (the "Company") acquired Christopher Partners, Inc. through the issuance of 5,414,111 shares of common stock. Shareholders of Silver Striker Mining Company received a total of 1,022,500 shares of Halifax International, Inc. common stock and $125,000. The Company also authorized a name change to Halifax International, Inc. upon the effective date of the merger. This merger is treated as a reverse acquisition and, therefore, all historical Information is that of the accounting survivor Christopher Partners, Inc.

NOTE 2 - CONSOLIDATION POLICY
-----------------------------

These consolidated financial statements include the books of Halifax International, Inc. (formerly Silver Strike Mining company) and its wholly owned subsidiary Christopher Partners, Inc. All intercompany transactions and accounts have been eliminated.

NOTE 3 - RELATED PARTY TRANSACTIONS
------------------------------------

Fees and expenses paid to related parties (officers and shareholders) for the year ended December 31, 1999 consisted of the following:

       Payee                                        Amount
       ------                                       -------

Victor J. Hinojosa                               $   193,376
Philip E. Lundquist                                  111,507
Lundquist Advisory Corporation                           350

                         HALIFAX INTERNATIONAL, INC.

                        Schedule Stockholders' Equity
          From September 25, 1995 (inception) through March 31, 2000

                                  Common Stock       Retained    Stockholders'
                              Shares         Amount  Earnings    Equity
                            ------------ ----------- ----------- ------------
Founders' Stock, 9/25/95      6,000,000          -

Issuance of Common Stock      1,000,000  $  100,000
(investor group)
                            ------------ -----------
Balance 12/31/95              7,000,000     100,000  $       -  $         -

Issuance of Common Stock        754,500     754,500

Services                        672,500

Net income                                             (734,591)
                           ------------ ----------- ------------ ------------
Balance, 12/31/96             8,427,000     854,500    (734,591)     119,909

Issuance of Common Stock        444,900     444,900

Services                        285,500

Net Income                                             (435,353)
                            ------------ ----------- ----------- ------------
Balance, 12/31/97             9,157,400   1,299,400  (1,169,944)     129,456

Issuance of Common Stock      1,064,990     990,434

Services                        605,832

Net Income                                             (905,505)
                            ------------ ----------- ----------- ------------
Balance, 12/31/98            10,828,222   2,289,834  (2,075,449) $   214,385

Reverse stock split (2:1)
 2/26/99                     (5,414,111)

Issuance of Common Stock
  for Cash                    1,022,500    (125,000)

Issuance of Common Stock        634,200     565,805           -            -

Services                        311,410

Net income                                           (1,924,426)
                            ------------ ----------- ----------- ------------
Balance, 12/31/99             7,382,221   2,730,639  (3,999,875)  (1,269,236)

Issuance of Common Stock        349,500     349,500

Services                        463,000

Net income                                             (269,940)
                            ------------ ----------- ----------- ------------
                              8,194,721  $3,080,139 $(4,269,815) $(1,189,676)
                            ============ =========== =========== ============

See accountant's compilation report.

     In this report references to "Halifax," "we," "us," and "our" refer to Halifax International, Inc.

                          FORWARD LOOKING STATEMENTS

    This Form 10-QSB contains certain forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. For this purpose any statements contained in this Form 10-QSB that are not statements of historical fact may be deemed to be forward-looking statements. Without limiting the foregoing, words such as "may," "will," "expect," "believe," "anticipate," "estimate" or "continue" or comparable terminology are intended to identify forward-looking statements. These statements by their nature involve substantial risks and uncertainties, and actual results may differ materially depending on a variety of factors, many of which are not within Halifax's control. These factors include but are not limited to economic conditions generally and in the industries in which Halifax may participate; competition within Halifax's chosen industry, including competition from much larger competitors; technological advances and failure by Halifax to successfully develop business relationships.


ITEM 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS

      We have had no revenues and have experienced losses from inception. Since inception, we have primarily financed our operations through the sale of our common stock. As of March 31, 2000, we had no cash on hand and $60,000 in total assets. Net cash provided by financing activities was $349,500 for the first quarter of 2000. These funds came from the sale of our common stock through our Rule 505 private placement.

      Our material commitments consist of approximately $26,570 for office space for the next twelve months. During the first quarter of 2000 we reduced our bank overdraft to $233,926. We also negotiated a roll over of promissory notes totaling $1,015,750 which were due on February 2, 2000. We intend to pay these commitments and pay the notes with cash raised from private placements of our common shares.

     We believe that our current cash needs for at least the next twelve months can be met by sales of our common shares and/or loans from our directors, officers and shareholders. Management anticipates that we will continue our Rule 505 private offering. We have no plans to make a public offering of our common stock at this time. However, we cannot assure that our private placement will be successful. We also note that if we issue more shares of our common stock our shareholders may experience dilution in the value per share of their common stock.

      If we fail to raise the necessary funds through stock sales, we anticipate we will require debt financing. We have investigated the availability, source and terms for external financing but have not entered in to any agreements at this time for such financing. We can not assure that funds will be available from any source, or, if available, that we will be able to obtain the funds on terms agreeable to us. Any additional debt could result in a substantial portion of our cash flows from operations, if any, being dedicated to the payment of principal and interest on the indebtedness, and could render us more vulnerable to competitive and economic downturns.

       Our management intends to actively pursue business opportunities during the next twelve months. At the present time we have not identified any business opportunity that we plan to pursue, nor have we reached any agreement or definitive understanding with any person concerning an acquisition. In addition, there can be no assurance that we will be successful in finding a desirable business opportunity. We expect to encounter substantial competition in our efforts to locate attractive opportunities, primarily from business development companies, venture capital partnerships and corporations, venture capital affiliates of large industrial and financial companies, small investments companies, and wealthy individuals.

       Potential investors must recognize that because of our limited capital available for investigation we may not discover or adequately evaluate adverse facts about the business opportunity to be acquired. Also, we intend to concentrate our acquisition efforts on properties or businesses that we believe to be undervalued or that we believe may realize a substantial benefit from being publicly owned. Investors should expect that any acquisition candidate may have little or no operating history, or a history of losses or low profitability.

       It is emphasized that our management may effect transactions having a potentially adverse impact upon our shareholders pursuant to the authority and discretion of our management to complete acquisitions without submitting any proposal to the stockholders for their consideration.


                          PART II: OTHER INFORMATION

ITEM 2:  CHANGES IN SECURITIES

      (c) On January 15, 2000 we issued an aggregate of 200,000 shares, 100,000 each to Victor Hinojosa and Philip Lundquist for their services as
officers and directors for the 1999 fiscal year.   The 100,000 shares were
valued at $50,000 and were issued pursuant to an exemption from registration under the Securities Act of 1933 by reason of Section 4(2) as a private transaction not involving a public distribution.

     During the fiscal quarter ended March 31, 2000 we sold an aggregate of 612,500 common shares valued at $612,500 pursuant to our private placement under Rule 505 of Regulation D. We sold the shares to 13 accredited investors and 5 purchasers. Such offering is exempt for the registration requirements under the Securities Act of 1933 by reasons of Section 3(b) and Regulation D as a limited offering.


ITEM 6: EXHIBITS AND REPORTS ON FORM 8-K

      (a)  Part I  Exhibits.
           -----------------

      Exhibit          Description

         27            Financial Data Schedule

      (b)  Reports on Form 8-K.

             None.

                                  SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned who are duly authorized.


                                 Halifax International, Inc.


                                        /s/ Victor Hinojosa
Date: 5/09/00                 By: ______________________
                                     Victor Hinojosa, President


                                       /s/ Philip Lundquist
Date: 5/11/00                    By: _______________________________________
                                           Philip Lundquist,
                                           Secretary/Treasurer, Chairman
                                           of the Board