Form 10QSB
period 2000-06-30
HALIFAX INTERNATIONAL INC
filed 2000-08-02
CIK 1100981

SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                 FORM 10-QSB

[X] Quarterly Report Under Section 13 or 15(d) of the Securities Exchange Act of 1934

                       For Quarter Ended: June 30, 2000

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

     As of July 28, 2000, the Registrant had a total of 8,596,221 shares of common stock issued and outstanding.

                              TABLE OF CONTENTS

                        PART I: FINANCIAL INFORMATION

Item 1:  Financial Statements.............................................3

Item 2:  Management's Discussion and Analysis or Plan of Operations.......8

                          PART II: OTHER INFORMATION

Item 2: Changes in Securities.............................................9

Item 5: Other Information ................................................9

Item 6:  Exhibits and Reports filed on Form 8-K ..........................9

Signatures................................................................10

                        PART I: FINANCIAL INFORMATION

ITEM 1:  FINANCIAL STATEMENTS



                         HALIFAX INTERNATIONAL, INC.
                                Balance Sheet
                                June 30, 2000

                                    ASSETS
                                   -------

Current Assets
--------------
   Cash                                                  $        -


Other Assets
------------

   Deposits                                                   60,000
                                                         ------------

     Total Other Assets                                       60,000

         TOTAL ASSETS                                    $    60,000
                                                         ============

                     LIABILITIES AND STOCKHOLDERS' EQUITY
                    --------------------------------------

Current Liabilities
-------------------

   Bank Overdraft                                            176,630
   Notes Payable                                           1,015,750
                                                         ------------

     Total Current Liabilities                           $ 1,192,380


Stockholders' Equity
---------------------

   Common Stock - 20,000,000 shares authorized,          $ 3,735,699
     8,368,721 issued and outstanding
   Retained earnings                                      (4,868,079)
                                                         ------------

     Total Stockholders' Equity                          $(1,132,380)



         TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY      $    60,000
                                                         ============

                         HALIFAX INTERNATIONAL, INC.
                       Statement of Income and Expense
                    For the Six Months Ended June 30, 2000

Income
-------
   Fees                                                  $         -

Expenses
--------
  Acquisition expenses                                        63,000
  Automobile expenses                                         10,438
  Bank charges                                                 1,488
  Consulting fees                                            305,151
  Contributions                                                  710
  Entertainment and promotion                                 14,627
  Miscellaneous                                                1,003
  Office supplies                                                385
  Professional fees                                          158,798
  Rent                                                        41,964
  Subscriptions                                                   70
  Telephone                                                    2,304
  Travel                                                     268,266
      Total Expenses                                         868,204

  Net Income                                              $ (868,204)
  ----------                                              ===========

                         HALIFAX INTERNATIONAL, INC.
                        Statement of Retained Earnings
                    For the Six Months Ended June 30, 2000


Retained Earnings - January 1, 2000               $     (3,999,875)
-----------------------------------

Net Income                                                (868,204)
----------                                        -----------------

Retained Earnings - June 30, 2000                 $     (4,868,079)
---------------------------------                 =================

                         HALIFAX INTERNATIONAL, INC.
                           Statement of Cash Flows
                    For the Six Months Ended June 30, 2000

Cash Flows From Operating Activities
------------------------------------
   Net Income                                          $     (868,204)
                                                       ---------------
     Net cash used by operating activities                   (868,204)

Cash Flows From Financing Activities
------------------------------------
  Issuance of Common Stock                                  1,005,060
                                                       ---------------
     Net cash provided by financing activities              1,005,060

       Net Increase (Decrease) In Cash                        136,856

Cash - Beginning of Period                                   (313,486)
---------------------------                            ---------------

Cash - End of Period                                   $     (176,630)
--------------------                                   ===============

                         HALIFAX INTERNATIONAL, INC.
                        Notes to Financial Statements
                                June 30, 2000

NOTE 1 - PLAN OF REORGANIZATION AND ACQUISITION
------------------------------------------------

On February 26, 1999, Halifax International, Inc. (formerly Silver Strike Mining Company, "the Company") acquired Christopher Partners, Inc. through the issuance of 5,414,111 shares of common stock. Shareholders of Silver Strike Mining Company received a total of 1,022,500 shares of Halifax International, Inc. common stock and $125,000. The Company also authorized a name change to Halifax International, Inc. upon the effective date of the merger. This merger is treated as a reverse acquisition and, therefore, all historical information is that of the accounting survivor Christopher Partners, Inc.

NOTE 2 - CONSOLIDATION POLICY
-----------------------------

These consolidated financial statements include the books of Halifax International, Inc. (formerly Silver Strike Mining Company) and its wholly owned subsidiary Christopher Partners, Inc. All intercompany transactions and accounts have been eliminated.

NOTE 3 - RELATED PARTY TRANSACTIONS
-----------------------------------

Fees and expenses paid to related parties (officers and shareholders) for the six months ended June 30, 2000 consisted of the following:

           Payee                           Amount
        ------------                     -----------
       Victor J. Hinojosa                $   238,126
       Philip E. Lundquist                    87,504
       Lundquist Advisory Corporation         32,122

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


ITEM 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS

     We have had no revenues and have experienced losses from inception.
Since inception, we have primarily financed our operations through the sale of our common stock. As of June 30, 2000, we had no cash on hand and $60,000 in total assets. Our total current liabilities were $1,192,382 with $1,015,750 of that amount represented by notes payable. Net cash provided by financing activities was $1,005,060 for the six months ended June 30, 2000. These funds came from the sale of our common stock through a Rule 505 private placement.

     Net cash used by operating expenses was $868,204 for the six month period ended June 30, 2000 and management anticipates that we will need to raise additional funds within the next twelve months to fund our operations. Currently our material commitments consist of approximately $26,570 for office space for the next twelve months. During the second quarter we reduced our bank overdraft from $233,926 to $176,630 and we remain obligated for promissory notes totaling $1,015,750 which are payable on demand. We intend to pay these commitments with cash raised from private placements of our common shares and through debt financing.

      On June 14, 2000, we formed a wholly-owned subsidiary, Truscom, Inc., a Japanese corporation, and opened a Tokyo office for that entity. Truscom was formed to enter into an exclusive distributorship agreement with XTec Incorporated, a Florida corporation. At this time we have not finalized this agreement with XTec and shareholders and potential investors must realize that we may be unable to consummate this agreement. XTec sells Internet technology using tamper resistant Mediametric Secure Application Modules which are designed for use in Internet banking and for e-commerce privacy and security.

      In addition, management is currently negotiating a business alliance with another company to distribute and sell a cash debit card. At this time, we have not entered into any firm agreements with any person in regards to this endeavor.

      We believe that our current cash needs for at least the next twelve months can be met by sales of our common shares and/or loans from our directors, officers and shareholders. Management anticipates that we will continue private placements of our common stock. We have no plans to make a public offering of our common stock at this time. However, we cannot assure that private placements will provide sufficient funds needed for search and development of new business opportunities. We also note that if we issue more shares of our common stock our shareholders may experience dilution in the value per share of their common stock.

      If we fail to raise necessary funds through stock sales, we anticipate we will require debt financing. We have investigated the availability, source and terms for external financing but have not entered in to any agreements at this time for such financing. We can not assure that funds will be available from any source, or, if available, that we will be able to obtain the funds on terms agreeable to us. Any additional debt could result in a substantial portion of our cash flows from operations, if any, being dedicated to the payment of principal and interest on the indebtedness, and could render us more vulnerable to competitive and economic downturns.

      Our management intends to actively pursue business opportunities and alliances during the next twelve months. Potential investors must recognize that because of our limited capital available for investigation we may not discover or adequately evaluate adverse facts about any business opportunity to be acquired or business alliance. Also, we intend to concentrate our acquisition efforts on properties or businesses that we believe to be undervalued or that we believe may realize a substantial benefit from being publicly owned. Investors should expect that any acquisition candidate may have little or no operating history, or a history of losses or low profitability.

     It is emphasized that our management may effect transactions having a potentially adverse impact upon our shareholders pursuant to the authority and discretion of our management to complete acquisitions without submitting any proposal to the stockholders for their consideration.


                          PART II: OTHER INFORMATION

ITEM 2:  CHANGES IN SECURITIES

       From March 31 to July 31, 2000, we issued an aggregate of 843,000 common shares to twenty-one investors for cash or services. These common shares were valued at $843,000 and were issued in a private placement to eighteen accredited investors and three non-accredited investors. The aggregate offering was for $5 million in a twelve month period. The services provided in consideration for the shares were legal and financial consulting. This offering was exempt from the registration requirements of the Securities Act of 1933 by reasons of Section 3(b) and Regulation D as a Rule 505 limited offering.


ITEM 5: OTHER INFORMATION

     On July 5, 2000, the full Board of Directors appointed Yoshihiko Komatsubara as a director of Halifax and appointed him President and C.E.O. of Truscom, Inc. Mr. Komatsubara is 37 years of age and was formerly the Executive Director of the Derivative Products Group of Morgan Stanley Japan
Limited.   Prior to November 1996 he had served as a Vice President and an
Associate of the Derivative Products Group of Morgan Stanley Japan Limited.
He has over 12 years experience in the investment banking arena including employment with Goldman Sachs (Japan) Corporation. He earned a Masters of Engineering from Waseda University in 1988.


ITEM 6: EXHIBITS AND REPORTS ON FORM 8-K

      (a)  Part I Exhibits.

       Exhibit         Description
       -------         ------------

         27            Financial Data Schedule

       (b)  Reports on Form 8-K.

       None.

                                  SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned who are duly authorized.


                                      Halifax International, Inc.


        8/1/00                     /s/ Victor Hinojosa
Date: _____________      By: ______________________________________
                                       Victor Hinojosa, President


        7/31/00                    Philip Lundquist
Date: _____________           By: _______________________________________
                                   Philip Lundquist, Secretary/Treasurer,
                                    Chairman of the Board