Form 10QSB
period 2000-09-30
HALIFAX INTERNATIONAL INC
filed 2000-11-13
CIK 1100981

SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                 FORM 10-QSB

[ X ] Quarterly Report Under Section 13 or 15(d) of the Securities Exchange Act of 1934

                    For Quarter Ended: September 30, 2000

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

     As of October 23, 2000, the Registrant had a total of 8,990,221 shares of common stock issued and outstanding.

                              TABLE OF CONTENTS

                        PART I: FINANCIAL INFORMATION

Item 1:  Financial Statements...............................................3

Item 2:  Management's Discussion and Analysis or Plan of Operations.........10

                          PART II: OTHER INFORMATION

Item 2: Changes in Securities...............................................11

Item 5: Other Information ..................................................12

Item 6:  Exhibits and Reports filed on Form 8-K ............................12

Signatures..................................................................13

                        PART I: FINANCIAL INFORMATION

ITEM 1:  FINANCIAL STATEMENTS

                         HALIFAX INTERNATIONAL, INC.

                                 Balance Sheet

                              September 30, 2000


                                    ASSETS
                                    ------

Current Assets
  Cash                                                     $        950

Other Assets
  Investment in Truscom, Inc.                                   275,000
  Deposits                                                       60,000
                                                           -------------

    Total Other Assets                                          335,000

         TOTAL ASSETS                                      $    335,950
                                                           =============

                     LIABILITIES AND STOCKHOLDERS' EQUITY
                     ------------------------------------

Current Liabilities
  Accrued Interest                                         $      6,720
  Notes Payable                                                 135,000
                                                           -------------

    Total Current Liabilities                              $    141,720

Stockholders' Equity
  Common Stock - 20,000,000 shares authorized              $  4,277,199
    9,315,221 issued and outstanding
  Preferred Stock - 10,000,000 shares authorized                976,500
    976,500 issued and outstanding
  Retained earnings                                          (5,059,469)
                                                           -------------

    Total Stockholders' Equity                             $    194,230

         TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY        $    335,950
                                                           =============

                         HALIFAX INTERNATIONAL, INC.
                       Statement of Income and Expense
             For the Nine Months Ended September 30,2000 and 1999



                                               2000            1999
                                           -----------       -----------
Income
  Fees                                     $       -         $        -

Expenses
  Acquisition expenses                          63,000                -
  Automobile expenses                           12,158            5,238
  Bank charges                                   2,380            3,045
  Consulting fees                              386,335          263,190
  Contributions                                    710            2,892
  Entertainment and Promotion                   21,860           22,293
  Insurance                                        587            6,610
  Interest                                       6,720                -
  Miscellaneous                                  1,142            1,599
  Office supplies                                6,910                -
  Professional fees                            185,348           65,558
  Rent                                          54,780           22,141
  Subscriptions                                     70                -
  Telephone                                      4,140            7,890
  Travel                                       313,814           23,147
                                           ------------     ------------
     Total Expenses                          1,059,954          423,603

   Net Income                             $ (1,059,954)     $  (423,603)
                                          =============     ============

                         HALIFAX INTERNATIONAL, INC.
                       Statement of Income and Expense
            For the Three Months Ended September 30, 2000 and 1999



                                               2000            1999
                                           -----------       -----------
Income
  Fees                                     $       -         $        -

Expenses
  Acquisition expenses                             -                  -
  Automobile expenses                          1,720              2,372
  Bank charges                                   892                775
  Consulting fees                             81,184            109,726
  Contributions                                    -                  -
  Entertainment and Promotion                  7,233             12,396
  Insurance                                      587                  -
  Interest                                     6,720                  -
  Miscellaneous                                  139                  -
  Office supplies                              6,525                  -
  Professional fees                           26,550             17,826
  Rent                                        12,816              2,975
  Subscriptions                                    -                  -
  Telephone                                    1,836              1,356
  Travel                                      45,548                649
                                           ------------     ------------
     Total Expenses                          191,750            148,075

   Net Income                             $ (191,750)       $  (148,075)
                                          =============     ============

                         HALIFAX INTERNATIONAL, INC.

                        Statement of Retained Earnings

                 For the Nine Months Ended September 30, 2000


Retained Earnings - January 1, 2000                   $ (3,999,875)
-----------------------------------

Net Income                                              (1,059,594)
----------                                            -------------

Retained Earnings - September 30, 2000                $ (5,059,469)
--------------------------------------                =============

                         HALIFAX INTERNATIONAL, INC.

                           Statement of Cash Flows

            For the Nine Months Ended September 30, 2000 and 1999

                                                    2000             1999
                                                 -------------  ------------
Cash Flows from Operating Activities             $ (1,059,594)  $  (423,603)
  Net income
  Changes in:
   Accounts receivable                                      -       290,200
   Accrued expenses                                     6,720            -
   Investment in Midcorp Development Contract               -      (400,000)
                                                 -------------  ------------
   Net cash used by operating activities           (1,052,874)     (533,403)


Cash Flows From Investing Activities
  Investment in Truscom, Inc.                        (275,000)            -

Cash Flows From Financing Activities
  Proceeds from Notes Payables                        470,750        31,500
  Conversion of Notes Payable                      (1,351,500)            -
  Issuance of Common Stock                          1,546,560       398,805
  Issuance of Preferred Stock                         976,500             -
                                                 -------------  ------------
    Net cash provided by financing activities       1,642,310       430,305

       Net Increase (Decrease) In Cash                314,436      (103,098)

Cash - Beginning of the Period                       (313,486)      (90,395)
                                                --------------  ------------

Cash - End of Period                            $         950   $  (193,493)
                                                ==============  ============

                         HALIFAX INTERNATIONAL, INC.

                        Notes to Financial Statements

                              September 30, 2000

NOTE 1 - PLAN OF ORGANIZATION AND ACQUISITION

On February 26,1999, Halifax International, Inc. (formerly Silver Strike Mining Company, "the Company") acquired Christopher Partners, Inc. through the issuance of 5,414,111 shares of common stock. Shareholders of Silver Striker Mining Company received a total of 1,022,500 shares of Halifax International, Inc. common stock and $125,000. The Company also authorized a name change to Halifax International, Inc. upon the effective date of the merger. This merger is treated as a reverse acquisition and, therefore, all historical information is that of the accounting survivor Christopher Partners, Inc.

NOTE 2 - ACQUISITION POLICY

These consolidated financial statements include the books of Halifax International, Inc. (formerly Silver Strike Mining Company) and its wholly owned subsidiary Christopher Partners, Inc. All intercompany transactions and accounts have been eliminated.

NOTE 3 - RELATED PARTY TRANSACTIONS

Fees and expenses paid to related parties (officers and shareholders) for the nine months ended September 30, 2000 consisted of the following:

     Payee                              Amount
     -----                            ----------

Victor J. Hinojosa                    $  271,226
Philip E. Lundquist                      135,552
Lundquist Advisory Corporation            32,122

NOTE 4 - INVESTMENT IN TRUSCOM, INC.

Truscom, Inc. is a wholly-owned subsidiary of Halifax International, Inc. Truscom, Inc. owns an exclusive sales representation agreement for Japan with XTEC, Inc. of Miami, Florida and is valued at cost.

NOTE 5 - NOTES PAYABLE

Notes payable bear interest at the annual rate of 12% and have a maturity of 12 months.

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


ITEM 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS

     We are a holding company with two wholly-owned subsidiaries, Truscom, Inc. and Total Cash Card Systems, Inc. Neither subsidiary has launched operations at this time and both are currently developing business models and securing management. See Part II, Item 5: "Other Information," for further details about these subsidiaries.

     We have had no revenues and have an accumulated loss of $5,059,469 since inception. We have financed our operations primarily through the sale of our common stock. As of September 30, 2000, we had $950 in cash and $335,950 in total assets. Our total current liabilities were reduced to $141,720 from $1,015,750 notes payable on June 30, 2000. The reduction in total current liabilities was the result of converting $976,500 of notes payable into preferred shares. See Part II, Item 2: "Changes in Securities."

     Net cash used by operations was $1,052,874 and was primarily related to the costs and expenses of acquisitions. Net cash provided by financing activities was $1,642,310 for the nine months ended September 30, 2000 and came primarily from the sale of common and preferred stock.

     Currently our material commitments consist of approximately $26,570 for office space for the next twelve months, notes payable on demand of $135,000 and preferred stock dividends of approximately $19,530 due January 1, 2001 and $39,060 due June 1, 2001. The notes payable bear an annual interest rate of 12% and have a maturity of 12 months. In addition, Truscom is obligated to pay a monthly fee of $60,000 under the XTec representative agreement.

     We believe that our cash needs for the next twelve months can be met by revenues from Truscom, sales of our common shares and, if necessary, loans from our directors, officers and shareholders. Management anticipates that we will continue private placements of our common stock. We have no plans to make a public offering of our common stock at this time. However, we cannot assure that private placements will provide sufficient funds needed for the development of our new subsidiaries. We also note that if we issue more shares of our common stock our shareholders may experience dilution in the value per share of their common stock.

     If we fail to raise necessary funds through stock sales, we anticipate we will require debt financing. We continue to investigate the availability, source and terms for external financing, but have not entered in to any agreements at this time for such financing. We can not assure that funds will be available from any source, or, if available, that we will be able to obtain the funds on terms agreeable to us. Any additional debt could result in a substantial portion of our cash flows from operations, if any, being dedicated to the payment of principal and interest on the indebtedness, and could render us more vulnerable to competitive and economic downturns.

     Our management intends to actively develop our subsidiaries during the next twelve months. Potential investors must recognize that because of limited capital available for such development we may be unsuccessful in these endeavors. Acquisitions of complementary service product lines, technologies or businesses may adversely affect our operations. These acquisitions may result in a potentially dilutive issuance of equity securities, the incurrence of debt and contingent liabilities, and amortization of expenses related to goodwill and other intangible assets. In addition, acquisitions involve numerous risks, including difficulties in the assimilation of the operations, technologies, services, and products of the acquired companies, along with the diversion of management's attention from other business concerns, risks of entering markets in which we have no or limited direct prior experience and the potential loss of key employees of the acquired company.

     It is emphasized that our management may effect transactions having a potentially adverse impact upon our shareholders pursuant to the authority and discretion of our management to complete acquisitions without submitting any proposal to the stockholders for their consideration.


                          PART II: OTHER INFORMATION

ITEM 2:  CHANGES IN SECURITIES

Changes to Rights of Shareholders

     Our articles of incorporation authorize 10,000,000 shares of preferred stock, par value $.001, and provide that our board of directors has the prerogative to set the preferences, limitations and voting rights of the preferred stock. In September 2000 we issued 976,500 shares of preferred stock to five individuals to satisfy demand notes payable of $976,500, with principal and interest. The preferred stock is entitled to receive cumulative dividends at the rate of eight dollars ($8) per share per annum, payable on the first day of January and July each year. No dividends shall be paid to common shareholders until the accumulated dividends have been paid. Upon dissolution or liquidation, the preferred stock is entitled to $100 per share and, in the case of voluntary liquidation, a premium equal to five dollars ($5) per share. The preferred stock is convertible for three years at the holder's option into one share of common stock at $1.00.

     The preferred stock does not have voting rights, except in the event the board of directors has defaulted on three semiannual dividends. Then the preferred stock has the sole and exclusive right to vote at any shareholders meetings and common shareholders shall have no voting rights. Upon satisfaction of the default, the preferred stock loses voting power and the common shareholders regain voting power.

Sales of Unregistered Securities

     The following discussion describes sales of unregistered securities from June 30, 2000 through September 30, 2000.

     On July 6, 2000 we sold 270,000 common shares to Yoshihiko Komatsubara for $270,000. We relied on an exemption for the registration requirements of the Securities Act of 1933 provided by reason of Section 4(2) as a private transaction not involving a public distribution.

     On September 28, 2000 we issued 375,000 common shares to Don and Reda Beard to convert a note payable of $375,000, with principal and interest. We relied on an exemption for the registration requirements of the Securities Act of 1933 provided by reason of Section 4(2) as a private transaction not involving a public distribution.

     In September 2000 we sold an aggregate of 257,000 shares of common stock to fourteen investors for $229,500 in cash. The shares were issued in a private placement to thirteen accredited investors and one non-accredited investor. The aggregate offering was for $5 million in a twelve month period. We relied on an exemption from the registration requirements of the Securities Act of 1933 by reason of Section 3(b) and Regulation D as a Rule 505 limited offering.

     On September 29, 2000 we issued 976,500 shares of preferred stock to five holders of notes payable totaling $976,500 in principal and interest. The preferred stock is convertible for three years at the holder's option into one share of common stock at $1.00. We relied on an exemption from the registration requirements of the Securities Act of 1933 provided by reason of
Section 4(2) as a private transaction not involving a public distribution.


ITEM 5: OTHER INFORMATION

Total Cash Card Systems, Inc.

     Total Cash Card Systems, Inc. ("Total Cash") was incorporated in the state of Georgia on October 10, 2000 and is a development stage company. We anticipate that Total Cash will seek business opportunities through acquisitions or forming strategic alliances with operating companies, including distribution businesses, in the cash-based transaction services market. These types of services are targeted to those individuals who do not use bank accounts and/or credit cards. They include services such as electronic money transfers, check verification, bill payment services, prepaid phone cards and prepaid wireless, payroll card systems, electronic benefits transfer, gift cards, stored value cards and e-commerce payment systems.

Truscom, Inc.

     Truscom has entered into an exclusive distributorship agreement with XTec Incorporated, a Florida corporation. XTec develops, produces and licenses security solutions for electronic commerce access, control and information systems. Truscom will distribute XTec's tamper resistant Mediametric Secure Application Modules in the territory of Japan. XTec's modules were designed for use in Internet banking and for e-commerce privacy and security. As of September 30, 2000 we have invested $275,000 in the development of Truscom.

     According to the terms of the XTec Exclusive Sales Representative Agreement, dated October 11, 2000, Truscom has agreed to use its best efforts to solicit orders for XTec's modules, however the orders must be approved by XTec. Truscom will be paid commissions on a sliding scale ranging from 3.5% to 10% on all completed orders. It is obligated to pay a monthly fee of $60,000 for the first year of the agreement, which escalates at a rate of 1.5% per year every subsequent year thereafter with a cap of $303,750 per month after the fifth year of the agreement. The initial term of the agreement is five years with automatic renewal. The agreement may be terminated for cause as defined in the document. Truscom is an independent contractor, not an employee of XTec and is responsible for its employees and agents and satisfying all regulatory matters and taxes. Truscom has agreed not to disclose proprietary information of XTec. XTec may modify change or discontinue the modules and or change the prices of the modules with 45 days notice.


ITEM 6: EXHIBITS AND REPORTS ON FORM 8-K

     (a)    Part I Exhibits.

      Exhibit     Description
      --------    ------------
      4.1         Preferred Stock Document
      10.1        Exclusive Sales Representative Agreement between Truscom and
                  XTec, dated October 11, 2000.
      27          Financial Data Schedule

     (b)    Reports on Form 8-K.

            None

                                  SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned who are duly authorized.


                                       Halifax International, Inc.


           11/13/00                     /s/ Victor Hinojosa
Date: ____________________        By: ______________________________________
                                          Victor Hinojosa, President


           11/13/00                    /s/ Philip Lundquist
Date: ____________________        By: _______________________________________
                                           Philip Lundquist,
                                           Secretary/Treasurer, Chairman
                                           of the Board