Form 10KSB
period 2000-12-31
HALIFAX INTERNATIONAL INC
filed 2001-03-29
CIK 1100981

SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549


                                 FORM 10-KSB



[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]

                 For the fiscal year ended December 31, 2000

                                      OR

[  ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES AND
      EXCHANGE ACT OF 1934 [NO FEE REQUIRED]

                      Commission file number: 000-28883

                         Halifax International, Inc.
                         ---------------------------
            (Exact Name of Registrant as Specified in its Charter)

Nevada                                                       58-2212465
State or other jurisdiction of         (I.R.S. Employer Identification No.)
incorporation or organization)

                         7 Piedmont Center, Suite 500
                               Atlanta, Georgia
                                (404) 816-6100
        (Address and telephone number of principal executive offices and principal place of business)

Securities registered pursuant to Section 12(b) of the Act: None.

Securities registered pursuant to Section 12(g) of the Act: Common Stock

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the
past 90 days.  Yes  X   No

Check if disclosure of delinquent filers in response to item 405 of Regulation S-B is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

State issuer's revenue for its most recent fiscal year: None.

As of February 1, 2001 the registrant had 11,867,221 shares of common stock outstanding. The aggregate market value of the voting stock held by non-affiliates as of that date was approximately $8,044,929.

Documents incorporated by reference: None.
Transitional Small Business Disclosure Format (check one): Yes ____ No   X

                                    PART I

Item 1.     Description of business.........................................3
Item 2.     Description of property........................................ 5
Item 3.     Legal proceedings...............................................5
Item 4.     Submission of matters to a vote of security holders............ 5

                                   PART II

Item 5.     Market for common equity and related stockholder matters....... 5
Item 6.     Plan of operation...............................................6
Item 7.     Financial statements........................................... 7
Item 8.     Changes in and disagreements with accountants ................. 7

                                   PART III

Item 9.    Directors, executive officers; Compliance with
              Section 16(a) of the Exchange Act.............................8
Item 10.   Executive compensation...........................................9
Item 11.   Security ownership of certain beneficial owners and management..10
Item 12.   Certain relationships and related transactions..................11
Item 13.   Exhibits and reports on Form 8-K................................11

                          FORWARD LOOKING STATEMENTS

      In this annual report references to "Halifax," "we," "us," and "our" refer to Halifax International, Inc..

      This annual report contains certain forward-looking statements. For this purpose any statements contained in this annual report that are not statements of historical fact may be deemed to be forward-looking statements. Without limiting the foregoing, words such as "may," "will," "expect," "believe," "anticipate," "estimate" or "continue" or comparable terminology are intended to identify forward-looking statements. These statements by their nature involve substantial risks and uncertainties, and actual results may differ materially depending on a variety of factors, many of which are not within Halifax's control. These factors include but are not limited to economic conditions generally and in the industries in which Halifax may participate; competition within Halifax's chosen industry, including competition from much larger competitors; technological advances and failure by Halifax to successfully develop business relationships.

                                    PART I
                       ITEM 1: DESCRIPTION OF BUSINESS

Business Development

      Halifax International was originally incorporated on February 27, 1996 in the state of Nevada as Silver Strike Mining Company, Inc. On February 12, 1999, Silver Strike changed its name to Halifax International, Inc. On February 26, 1999, Halifax acquired Christopher Partners, Inc., a Georgia corporation, as a wholly-owned subsidiary. Christopher Partners had a wholly-owned subsidiary, Palau Engineering & Construction Co., Ltd, a Bermuda corporation. On June 14, 2000, Halifax formed a wholly-owned subsidiary, Truscom, Inc., a Japanese corporation, and on October 10, 2000, Halifax incorporated another wholly owned subsidiary, Total Cash Card Systems, Inc. in the state of Georgia. In November 2000 we discontinued Palau Engineering operations.

Business

      We are a non-bank financial institution operating through two wholly owned subsidiaries described below. Our subsidiaries are development stage companies who have not received revenues. As a result, we have not generated any revenues for the past two fiscal years and there is substantial doubt whether we can continue as a going concern unless we develop assets and profitable operations.

Total Cash Card Systems, Inc.
------------------------------

      Total Cash Card is developing a business plan that will address the needs of the "unbanked" persons in the United States. "Unbanked" persons are
those persons who do not have a formal banking relationship.   Management
believes that 30 million United States residents fall into this category. According to the Federal Reserve "Survey of Consumer Finances" (1998), an estimated 13.2% of United States households have no checking account and 9.5% of these do not have any other type of account, which include savings, money market or mutual fund accounts. Management intends to provide non-bank financial and prepaid communication services to the target market of the United States based Hispanic population and other "New Americans."

      Total Cash Card expects to develop products and services in non-bank financial services, prepaid/cash services and stored value/e-money services. Non-bank financials services are comprised of five key sectors: money transmission, money orders, check cashing, travelers checks and foreign currency exchange. Prepaid/cash services include prepaid billing, such a prepaid phone cards and prepaid wireless. The stored value and e-money services, include stored value cards, where a consumer pays a bank or other party for a card loaded to a pre-determined amount, then the consumer uses the card across a range of typical retailers to purchase products or services. Other services might include electronic money transfers, check verification, bill payment services, gift cards, payroll cards, electronic benefits transfer, and e-commerce payment systems.

      Total Cash Card plans to establish an extensive, nationwide distribution network of programmable point-of-sale (POS) terminals which will enable multiple types of cash-based transactions, with speed, ease and cost efficiency. The distribution network will likely include POS terminals at convenience stores, mass merchants, non-bank financial businesses, gas stations, grocery stores, drug stores, college campuses, and other neighborhood locations. Management anticipates that Total Cash Card will seek business opportunities through acquisitions or by forming strategic alliances with businesses, such as the anticipated acquisition of WTI Advantage Products, discussed below. Total Cash Card expects to develop and maintain proprietary software to manage the distribution network.

      Currently, these types of services are being provided by large and specialized financial institutions, such as American Express, Western Union, MasterCard and Visa, along with numerous prepaid telephone card providers. Total Cash Card intends to compete with these larger institutions by offering the same type of services at lower commissions and costs and by initially focusing on the Hispanic market.

Truscom, Inc.
-------------

      Truscom, a wholly owned subsidiary of Halifax, is a Japanese corporation located in Tokyo, Japan, that was established in June 2000. The primary focus of Truscom is to promote and market Mediametrics technology, developed by XTec Inc., and associated devices under the terms of its exclusive representation agreement for Japan and non-exclusive world-wide agreement, described below.

      Mediametrics is a non-finite state based, security solution that enables business and organizations in the public and private sectors to securely process, store, and manage proprietary information. Key areas of focus include secure solutions for electric commerce, embedded systems, transaction and data processing, access control, communications, and Internet banking. As of December 31, 2000 we have invested $705,000 in the development of Truscom who currently employs three individuals.

Acquisition of WTI Advantage Products
-------------------------------------

      In March 2001 we entered into a letter of intent to acquire WTI Advantage Products, Inc. of Novato, California. WTI is in the business of distributing POS terminals which use activation technology for a wide range of communication products, including pre-paid services. WTI currently has POS terminals in operation and is negotiating master distribution agreements throughout the United States. Management expects to finalize an agreement with WTI within the next thirty (30) days.

       Employees. Halifax currently has no employees. Our management expects to confer with consultants, attorneys and accountants as necessary. We do not anticipate a need to engage any full-time employees so long as we are developing our business plans for our subsidiaries. We will determine the need for employees as our operations grow.

      Available Information.   We currently use an investor relations firm,
Columbia Financial Group, and interested persons may call at (888) 301-6271. Columbia Financial provides consulting and services for investor relations, public relations, publishing, advertising, fulfillment, as well as Internet related services. In January 2001 we entered into a consultant agreement with Columbia Financial. Columbia Financial usually provides such services for a term of one year for a set fee. Columbia Financial has agreed to accept warrants to purchase 500,000 common shares in lieu of cash and these warrants have "piggy-back" registration rights. None of the warrants related to this agreement have been exercised as of the date of this filing. We do not reimburse Columbia Financial for expenses incurred for its services. Either party may terminate the agreement with 30 days written notice with certain conditional repayments.

                       ITEM 2: DESCRIPTION OF PROPERTY

      Halifax does not currently own or lease any property. We utilize office space in the office of our Secretary/Treasurer, Philip Lundquist, for a monthly fee of approximately $3,500.


                          ITEM 3: LEGAL PROCEEDINGS

      We are not a party to any proceedings or threatened proceedings as of the date of this filing.


         ITEM 4: SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

      We have not submitted a matter to a vote of our shareholders during the fourth quarter of the 2000 fiscal year.



                                   PART II

                    ITEM 5: MARKET PRICE FOR COMMON EQUITY
                       AND RELATED STOCKHOLDER MATTERS

      Our common stock is listed on the NASD OTC Electronic Bulletin Board under the symbol "HFAX". We have had minimal trading activity in our stock as of this filing. The following table represents the range of the high and low bid prices of our stock as reported by the Nasdaq Trading and Market Services for each fiscal quarter for the last two fiscal years ending December 31, 2000. Such quotations represent prices between dealers and may not include retail markups, markdowns, or commissions and may not necessarily represent actual transactions. We have approximately 343 stockholders of record holding 11,867,221 common shares and five persons hold 976,500 shares of preferred stock as of February 1, 2001. 2,579,750 common shares are unrestricted and the balance, 9,287,471, are restricted shares as that term is defined in Rule 144.

      Year            Quarter ended              High            Low
      ----            -------------              ----            ---

      1999            June 30,                   $5.00           $3.00
                      September 30,               3.00            0.50
                      December 31,                3.00            1.16

      2000            March 31,                  $4.00           $0.16
                      June 30,                    2.75            1.00
                      September 30,               1.44            0.44
                      December 31,                1.00            0.34

Dividends

      We have not declared dividends on our common stock and do not anticipate paying dividends on our common stock in the foreseeable future. However, in September 2000 we issued 976,500 shares of preferred stock to five persons to satisfy demand notes payable of $976,500, with principal and interest. The preferred stock has no voting rights. The preferred stock is entitled to receive cumulative dividends at the rate of eight dollars ($8) per share per annum, payable on the first day of January and July each year. No dividends shall be paid to common shareholders until the accumulated dividends have been paid. Upon dissolution or liquidation of Halifax, the preferred stock is entitled to $100 per share and, in the case of voluntary liquidation, a premium equal to five dollars ($5) per share. The preferred stock is convertible for three years at the holders' option into one share of common stock at $1.00.

b) Recent Sales of Unregistered Securities

      The following shares were sold without registration by Halifax during the fourth quarter 2000 and as of a recent date.

      On October 10, 2000 we sold 10,000 shares to Jim Vickers for $10,000. We relied on an exemption from registration under the Securities Act of 1933 provided by Section 4(2) as a private transaction not involving a public distribution.

      On December 4, 2000 we issued an aggregate of 470,000 common shares valued at $470,000 for cash and services. We issued 320,000 shares to Gary Hochberg in consideration for $160,000 and management consulting services valued at $160,000. We issued 150,000 shares to James Q. Whitaker in consideration for $75,000 and consulting services valued at $75,000. We relied on an exemption from registration under the Securities Act of 1933 provided by Section 4(2) as a private transaction not involving a public distribution.

      On December 13, 2000 we issued 44,000 shares to Ronan Harris for $33,000 and investment banking consulting services valued at $11,000. We relied on an exemption from registration under the Securities Act of 1933 provided by
Section 4(2) as a private transaction not involving a public distribution.

      During December 2000 we sold 810,500 shares for $860,500. The shares were issued in a private placement to ten (10) accredited investors and one
(1) non-accredited investor. The aggregate offering was for $5 million in a twelve month period. We relied on an exemption from the registration requirements of the Securities Act of 1933 provided by Section 3(b) and Regulation D as a Rule 505 limited offering.

      On January 8, 2001 we issued 300,000 shares to The Oxford Group in consideration for investment banking services valued at $75,000. We relied on an exemption from registration under the Securities Act of 1933 provided by
Section 4(2) as a private transaction not involving a public distribution.

      On January 8, 2001 we issued 30,000 shares to Daniel S. Jackson in consideration for legal services valued at $8,000. We relied on an exemption from registration under the Securities Act of 1933 provided by Section 4(2) as a private transaction not involving a public distribution.

      On January 4, 2001 we agreed to issue warrants to purchase an aggregate of 500,000 common shares to Columbia Financial Group for investor relation services. We issued warrants to purchase 250,000 common shares at an exercise price of $1.00 for a term of three years, expiring January 1, 2004. We issued warrants to purchase 250,000 common shares at an exercise price of $2.00 per share for a term of five years, expiring January 1, 2006. We relied on an exemption from registration under the Securities Act of 1933 provided by
Section 4(2) as a private transaction not involving a public distribution.


                          ITEM 6: PLAN OF OPERATION

      We have had no revenues and have an accumulated loss of $5,467,336 since inception. We have financed our operations primarily through the sale of our common stock. As of December 31, 2000, we had $81,383 in cash and $786,383 in total assets. Our total current liabilities were reduced to $148,320 at December 31, 2000 from $1,329,236 notes payable as of June 2000. The reduction in total current liabilities was the result of converting $976,500 of notes payable into preferred shares.

      Net cash used by operations was $1,460,741and was primarily related to the costs and expenses of acquisitions. Net cash provided by financing activities was $2,500,610 for the year ended December 31, 2000 and came primarily from the sale of common and preferred stock. Net cash used by investing activities was $645,000 and was related to the investments in our subsidiaries.

      Currently our material commitments consist of approximately $42,000 for office space for the next twelve months. Notes payable on demand of $141,600 which bear an annual interest rate of 12% and have a maturity of 12 months.
We are obligated to pay preferred stock dividends of approximately $19,530 due January 1, 2001 and $39,060 due June 1, 2001. We intend to convert the January preferred stock dividends into common stock in lieu of a cash payment. In addition we are committed to provide working capital for our subsidiaries.

      We believe that our cash needs for the next twelve months will be met by sales of our common shares and, if necessary, loans from our directors, officers and shareholders. In the event, we acquire WTI Advantage we will have immediate revenue and will no longer be a development stage company. However, management anticipates that we will continue private placements of our common stock. However, we cannot assure that private placements will provide sufficient funds needed for the development of our subsidiaries. We also note that if we issue more shares of our common stock our shareholders may experience dilution in the value per share of their common stock.

      If we fail to raise necessary funds through stock sales, we anticipate we will require debt financing or equipment lease financing. We continue to investigate the availability, source and terms for external financing, but have not entered in to any agreements at this time for such financing. We can not assure that funds will be available from any source, or, if available, that we will be able to obtain the funds on terms agreeable to us. Any additional debt could result in a substantial portion of our cash flows from operations, if any, being dedicated to the payment of principal and interest on the indebtedness, and could render us more vulnerable to competitive and economic downturns.

Factors Affecting Future Performance
------------------------------------

      Our management intends to actively develop our subsidiaries during the next twelve months. Potential investors must recognize that because of limited capital available for such development we may be unsuccessful in these endeavors. Acquisitions of complementary service product lines, technologies or businesses may also adversely affect our operations. These acquisitions may result in a potentially dilutive issuance of equity securities, the incurrence of debt and contingent liabilities, and amortization of expenses related to goodwill and other intangible assets. In addition, acquisitions involve numerous risks, including difficulties in the assimilation of the operations, technologies, services, and products of the acquired companies, along with the diversion of management's attention from other business concerns, risks of entering markets in which we have no or limited direct prior experience and the potential loss of key employees of the acquired company.

      We have established a wholly owned subsidiary in Japan and as a result, our future revenues may be affected by the economy of Japan. In addition, international operations are subject to a number of risks, including longer payment cycles, unexpected changes in regulatory environments, difficulties in staffing and managing international operations, potentially adverse recessionary environments and economies outside the United States, and political and economic instability.


                         ITEM 7: FINANCIAL STATEMENTS

      Reference is made to the financial statements for the years ended December 31, 2000 and 1999 which are attached to this Form 10-KSB report.


            ITEM 8: CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS

      As previously reported, as of February 1999 we continue to employ Christopher Partners, Inc.'s principal independent accountant, The Jeffries Group, Certified Public Accountants.

                                   PART III

                  ITEM 9: DIRECTORS AND EXECUTIVE OFFICERS;
              COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

a)       Directors and Executive Officers

      Our executive officers and directors and their respective ages, positions and term of office are set forth below. Biographical information for each of those persons is also presented below. Our bylaws require three directors who serve until our next annual meeting or until each is succeeded by another qualified director. Our officers are chosen by our Board of Directors and serve at its discretion. There are no existing family relationships between or among any of our executive officers or directors.

                                                         Director or
Name                   Age      Position Held            Officer Since
-------                ----     ---------------------    -------------
Victor A. Hinojosa      63      President and Director   January 26, 1999

Philip E. Lundquist     65      Secretary/Treasurer and  January 26, 1999
                                Chairman of the Board

Ronan A. Harris         29      Director                 December 3, 1999

Yoshihiko Komatsubara   39      Director                 July 5, 2000


Victor A. Hinojosa - Mr. Hinojosa served as President of Christopher Partners since 1996. He was appointed as our President and Director in January of 1999. He has served since 1981 as President of Government Consultants Inc., a Bermuda-resident Panamanian corporation providing world-wide consulting services to business and government relating to agriculture, telecommunications, energy, housing, chemicals and international trade. He is a graduate of Rollins College with a bachelors degree in political science and an MBA in international trade finance.

Philip E. Lundquist - Mr. Lundquist served as Secretary/Treasurer and a Chairman of the Board of Christopher Partners since 1996. He was appointed to the same offices for Halifax in January of 1999. From 1988 to the present he has served as President of Lundquist Advisory Company, a company which provides corporate finance advisory services. He has held management positions at Reynolds Securities, Montgomery Securities, Inc. and Alex Brown & Sons in Miami, San Francisco and Baltimore. He was Director of Corporate Finance of Deloitte & Touche, Atlanta, Georgia. Mr. Lundquist graduated from Williams College with a bachelors degree in political science and economics in 1957. During 1962 to 1964, he attended the Institute of Investment Banking at the Wharton School of Business, University of Pennsylvania.

Ronan A. Harris - Mr. Harris is the Chief Operating Officer for Truscom and has served in that position since June 2000. In January 1999 he founded Aubyn Management Ltd. which specializes in developing new markets and business opportunities in Japan. From 1996 to January 1999 he was employed as a consultant for JJ International, a financial consulting business. From December 1993 to February 1996 he was employed as an engineer at Mitsubishi Corporation. He graduated with honors from The University of Dublin with a degree in Electrical Engineering. Following his graduation, Mr. Harris was recruited by Mitsubishi Chemical Corporation and moved to Japan.

Yoshihiko Komatsubara - Mr. Komatsubara is President and CEO of Truscom and has served in those positions since June 2000. He served as an Executive Director of the Derivative Products Group, Morgan Stanley Japan Limited from November 1996 to June 2000. He started with Morgan Stanley Japan Limited in January of 1992 as an Associate of the Derivative Products Group, then became Vice President of that group in January of 1994. He has over 12 years experience in the investment banking and derivatives, including three years employment with Goldman Sachs (Japan) Corporation. He earned a Masters of Engineering from Waseda University in 1988.

b)      Compliance with Section 16(a) of the Exchange Act.

      Section 16(a) of the Securities Exchange Act of 1934 requires our directors, executive officers and persons who own more than ten percent of a registered class of our equity securities, to file with the Securities and Exchange Commission ("SEC") initial reports of ownership and reports of changes in ownership of common stock and our other equity securities. Officers, directors and greater than ten-percent beneficial owners are required by SEC regulations to furnish us with copies of all Section 16(a) reports they file. Based solely upon review of the copies of such forms furnished to us during the fiscal year ended December 31, 2000, we believe all filing requirements under Section 16(a) were complied with in a timely manner.


                       ITEM 10: EXECUTIVE COMPENSATION

      The following table shows the compensation paid to our executive officers and directors for services rendered to Halifax and our subsidiaries in all capacities during the past three fiscal years.

                              COMPENSATION TABLE
-----------------------------------------------------------------------------
                             Annual Compensation
-----------------------------------------------------------------------------
Name and Principal      Fiscal                                  Other Annual
Position                Year             Salary      Bonus      Compensation
------------------------------------------------------------------------------
Victor A. Hinojosa      2000             $0          $0         $311,276 (1)
President               1999              0           0          198,376 (1)
                        1998              0           0              0
-----------------------------------------------------------------------------
Philip E. Lundquist     2000              0           0         $289,818 (2)
Secretary/Treasurer     1999              0           0          161,507 (3)
                        1998              0           0              0
-----------------------------------------------------------------------------
Ronan A. Harris         2000              0           0         $ 26,000 (4)
Director                1999              0           0              0
                        1998              0           0              0
-----------------------------------------------------------------------------
Yoshihiko Komatsubara   2000              0           0         $ 10,000(5)
Director                1999              0           0              0
                        1998              0           0              0
-----------------------------------------------------------------------------

     (1) Paid for consulting services and expense reimbursement for business development
     (2) Includes $189,818 paid for consulting services and expense reimbursement and 100,000 shares valued at $100,000.
     (3) Includes $111,507 paid for consulting services and expense reimbursement and 100,000 shares valued at $50,000.
     (4)  Includes 86,000 shares valued at $26,000.
     (5)  Includes 50,000 shares valued at $10,000.

Compensation of Directors

      We do not have any standard arrangement for compensation of our directors for any services provided as director, including services for committee participation or for special assignments.

              ITEM 11: SECURITY OWNERSHIP OF CERTAIN BENEFICIAL
                            OWNERS AND MANAGEMENT

      The following table sets forth the beneficial ownership of our outstanding common stock of; (i) each of our executive officers, (ii) each of our directors and (iii) all executive officers and directors as a group.
There is not any other person or group known by us to own beneficially more
than 5% of our outstanding common stock.   Beneficial ownership is determined
in accordance with the rules of the SEC and generally includes voting or investment power with respect to securities. Except as indicated by footnote, the persons named in the table below have sole voting power and investment power with respect to all shares of common stock shown as beneficially owned by them. The percentage of beneficial ownership is based on 11,867,221 shares of common stock outstanding as of February 1, 2001.

                                  MANAGEMENT

                                          Common Stock Beneficially Owned
                                          -------------------------------
Name and Address of               Number of Shares of         Percentage
Beneficial Owners                 Common Stock                of Class
--------------------              --------------------        -----------
Victor A. Hinojosa                   1,362,500                  11.5%
515 East Las Olas Blvd., #1150
Ft. Lauderdale, Florida 33301

Philip E. Lundquist                  1,528,710                  12.9%
7 Piedmont Center, #500
Atlanta, Georgia 30305

Ronan A. Harris                        214,323                   1.8%
Aoyama Palacio Tower 11F
3-6-7 Kita-Aoyama
Minato-ku
Tokyo 107-0061, Japan

Yoshihiko Komatsubara                  320,000                   2.7%
Aoyama Palacio Tower 11F
3-6-7 Kita-Aoyama
Minato-ku
Tokyo 107-0061, Japan

All executive officers and
 directors as a group                3,425,533                  28.9%



           ITEM 12: CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

      The following information summarizes certain transactions we have either engaged in the last two years or propose to engage in involving our executive officers, directors, more than 5% stockholders, or immediate family members of such persons.

       During fiscal years 2000 and 1999 we have paid Victor Hinojosa, our President and Director, $311,276 and $198,376, respectively, for consulting services and expense reimbursement for business development.

      During fiscal year 2000 we have paid Philip Lundquist, our Secretary/Treasurer, $157,696 and paid his company, Lundquist Advisory, $32,122 for consulting services and expense reimbursement. During fiscal year 1999 we paid him an aggregate of $111,507 for consulting services. We issued 100,000 shares valued at $50,000 to him on January 15, 2000, as compensation for his services as an officer and director during fiscal year 1999. On February 24, 2000 we issued 100,000 shares valued at $100,000 as compensation for services rendered on our behalf and expense reimbursement. On December 29, 2000 we issued 400,000 common shares to Philip Lundquist, to satisfy a loan to us for $200,000, plus eighteen percent (18%) interest.

      On August 9, 2000 we issued 75,000 shares valued at $15,000 to Ronan Harris, our Director, as compensation for services rendered to us. On December 13, 2000 we issued 44,000 shares to him, of which he paid $33,000 for 33,000 of the shares and the remaining 11,000 shares, valued at $11,000, were issued to him as compensation for his services.

      On July 6, 2000 we sold 270,000 common shares to Yoshihiko Komatsubara, our Director, for $270,000. On August 9, 2000 we issued 50,000 shares, valued at $10,000 to him as compensation for services rendered.

                  ITEM 13: EXHIBITS AND REPORTS ON FORM 8-K


Exhibit
No.        Description
--------   -----------

2.1 Agreement and Plan of Reorganization between Silver Strike Nevada and Christopher Partners, Inc., dated January 29, 1999. (Incorporated by reference to Exhibit No. 8.1, to Form 10-SB, filed January 13, 2000.)
3.1        Articles of Incorporation of Silver Strike Mining Company, Inc.
           (Incorporated by reference to Exhibit No. 2.1, to Form 10-SB, filed January 13, 2000.)
3.2 Certificate of Amendment to the Articles of Incorporation filed July 8, 1996. (Incorporated by reference to Exhibit No. 2.2, to Form 10-SB, filed January 13, 2000.)
3.3 Articles of Merger filed July 18, 1996. (Incorporated by reference to Exhibit No. 2.3, to Form 10-SB, filed January 13, 2000.)
3.4 Certificate of Amendment to Articles of Incorporation filed July 23, 1998. (Incorporated by reference to Exhibit No. 2.4, to Form 10-SB, filed January 13, 2000.)
3.5 Certificate of Amendment to Articles of Incorporation filed February 12, 1999. (Incorporated by reference to Exhibit No. 2.5, to Form 10-SB, filed January 13, 2000.)
3.6 Articles of Share Exchange filed February 26, 1999. (Incorporated by reference to Exhibit No. 2.6, to Form 10-SB, filed January 13, 2000.)
3.7        Amended and Restated Bylaws of Halifax International, Inc.
          (Incorporated by reference to Exhibit No. 2.7, to Form 10-SB, filed
           January 13, 2000.)
4.1 Preferred Stock Document. (Incorporated by reference to Exhibit No. 4.1 to Form 10-QSB, filed November 13, 2000.)
10.1 Exclusive Sales Representative Agreement between Truscom and Xtec, dated October 11, 2000. (Incorporated by reference to Exhibit No.
           10.1 to the Form 10-QSB, filed November 13, 2000.)
10.2 Consultant Agreement between Halifax and Columbia Financial Group, Inc., dated January 2, 2001.

                                  SIGNATURES


      In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


        March 27, 2001
Date_________________________       Halifax International, Inc.


                                        /s/ Victor A. Hinojosa
                                    By:____________________________________
                                       Victor A. Hinojosa, President and
                                       Director



      Pursuant to the requirements of the Securities Exchange Act of 1934. This report has been signed below by the following person on behalf of the Registrant and in the capacities and on the dates indicated.



        March 27, 2001                   /s/ Philip E. Lundquist
 Date__________________________     By:____________________________________
                                       Philip E. Lundquist,
                                       Secretary/Treasurer
                                       and Chairman of the Board

        March 27, 2001                   /s/ Ronan A. Harris
Date__________________________      By:_____________________________________
                                       Ronan A. Harris, Director


        March 27, 2001                   /s/ Yoshihiko Komatsubara
Date__________________________      By:____________________________________
                                       Yoshihiko Komatsubara, Director

 ____________________________________________________________________________

                             THE JEFFRIES  GROUP
 ___________________________________________________________________________
            C E R T I F I E D  P U B L I C  A C C O U N T A N T S
 ---------------------------------------------------------------------------

                         INDEPENDENT AUDITORS' REPORT
                         ----------------------------

To the Board of Directors and Shareholders
Halifax International, Inc.
Atlanta, Georgia

We have audited the accompanying balance sheets of Halifax International, Inc. as of December 31, 2000 and the related statements of income, retained earnings and cash flows for the twelve months then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these statements based on our audits.

We have conducted our audits in accordance with generally accepted auditing standards. These standards require that we plan and perform the audit to obtain reasonable assurance that the financial statements are free of material misstatements. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management as well as evaluating the overall consolidated financial statement presentation. We believe that our audit provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly in all material respects the financial position of Halifax International, Inc. as of December 31, 2000 and the results of their operations and their cash flows for the twelve months then ended in conformity with generally accepted accounting principles consistently applied.

Our audit was conducted for the purpose of forming an opinion on the basic financial statements taken as a whole. The supplemental information included in the report is presented for the purpose of additional analysis and is not a required part of the basic financial statements of Halifax International, Inc. Such information has been subjected to the auditing procedures applied in the audit of the basic financial statements and, in our opinion, is fairly stated in all material respects in relation to the financial statements taken as a whole.


/s/ The Jeffries Group

THE JEFFRIES GROUP

Certified Public Accountants
Atlanta, Georgia
February 21, 2000

______________________________________________________________________________
1277 Victor Road * Atlanta, Georgia * 30324 * 404.231.4353 * FAX 404.231.4338
------------------------------------------------------------------------------

                         HALIFAX INTERNATIONAL, INC.

                                Balance Sheets

                          December 31, 2000 and 1999


                                    ASSETS
                                    ------
                                                       2000          1999
                                                   ------------- -------------
Current Assets
--------------
  Cash                                             $     81,383  $          -


Other Assets
------------
  Investment in Truscom, Inc.                           705,000  $          -
  Deposit                                                     -        60,000
                                                   ------------- -------------

   Total Other Assets                                   705,000        60,000

       TOTAL ASSETS                                $    786,383  $     60,000
                                                   ============= =============



                    LIABILITIES AND STOCKH0LDERS'  EQUITY
                    -------------------------------------

Current Liabilities
-------------------
  Bank Overdraft                                   $          -  $    313,486
  Accrued Interest                                        6,720             -
  Notes Payable                                         141,600     1,015,750
                                                   ------------- -------------

   Total Current Liabilities                            148,320  $  1,329,236


Stockholders' Equity
--------------------
  Common Stock - 20,000,000 shares authorized,        5,128,899  $  2,730,639
   10,385,221 issued and outstanding
  Preferred Stock - Convertible, Cumulative,            976,500             -
   Nonvoting - 10,000,000 shares authorized,
   976,500 issued and outstanding
  Retained earnings                                  (5,467,336)   (3,999,875)
                                                   ------------- -------------

    Total Stockholders' Equity                          638,063  $ (1,269,236)


       TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY  $    786,383  $     60,000
                                                   ============= =============

                         HALIFAX INTERNATIONAL, INC.
                       Statement of Income and Expense
            For the Twelve Months Ended December 31, 2000 and 1999

                                                        2000         1999
                                                   ------------- -------------
Income
------
  Fees                                             $          -  $          -

Expenses
--------
  Acquisition expenses                                   63,000             -
  Automobile expenses                                    13,858         5,238
  Bank charges                                            3,084         4,090
  Consulting fees                                       449,254       324,967
  Contributions                                             960         2,892
  Entertainment and promotion                            25,120        30,899
  Insurance                                                 587         6,610
  Interest                                                8,220             -
  Miscellaneous                                           1,142         1,734
  Office expenses                                        19,613             -
  Professional fees                                     352,650        79,650
  Rent                                                   76,065        36,414
  Subscriptions                                             361             -
  Telephone                                               5,308         8,719
  Travel                                                448,239        84,883
                                                   ------------- -------------
     Total Expenses                                   1,467,461       586,096

  Net Income from Operations                       $ (1,467,461) $   (586,096)
  ---------------------------

Other Income and Expense
------------------------
  Gain (Loss) on Contracts                                    -    (1,338,330)
                                                   ------------- -------------

   Net Income                                      $ (1,467,461) $ (1,924,426)
   ----------                                      ============= =============

                         HALIFAX INTERNATIONAL, INC.

                       Statements of Retained Earnings

            For the Twelve Months Ended December 31, 2000 and 1999


                                                        2000         1999
                                                   ------------- -------------

Retained Earnings - Beginning of Year              $ (3,999,875) $ (2,075,449)
-------------------------------------

Net Income                                           (1,467,461)   (1,924,426)
----------                                         ------------- -------------

Retained Earnings - End of Year                    $ (5,467,336) $ (3,999,875)
-------------------------------                    ============= =============


The accompanying notes are an integral part of these financial statements.   4

                         HALIFAX INTERNATIONAL, INC.

                           Statements of Cash Flows

            For the Twelve Months Ended December 31, 2000 and 1999


                                                        2000         1999
                                                   ------------- -------------
Cash Flows From Operating Activities
------------------------------------
 Net Income                                        $ (1,467,461) $ (1,924,426)
   Changes in:
     Accounts Receivable                                      -       290,200
     Accrued Interest                                     6,720             -
                                                   ------------- -------------
   Net cash used by operating activities             (1,460,741)   (1,634,226)


Cash Flows From Financing Activities
------------------------------------
 Issuance of promissory notes                                 -        32,000
 Repayment of promissory notes                         (874,150)            -
 Issuance of Common Stock                             2,398,260       565,805
 Issuance of Preferred Stock                            976,500             -
 Acquisition of Common Stock                                  -      (125,000)
                                                   ------------- -------------
   Net cash used by financing activities              2,500,610       472,805


Cash Flows From Investing Activities
------------------------------------
 Disposal of Palau Contract                                   -       938,330
 Investments in Related Companies                      (645,000)            -
                                                   ------------- -------------
   Net cash used by investing activities               (645,000)      938,330

      Net Increase (Decrease) In Cash                   394,869      (223,091)


Cash - Beginning of Period                             (313,486)      (90,395)
---------------------------                        ------------- -------------

Cash - End of Period                               $     81,383  $   (313,486)
--------------------                               ============= =============



The accompanying notes are an integral part of these financial statements.   5

                         HALIFAX INTERNATIONAL, INC.

                        Notes to Financial Statements

                              December 31, 2000


NOTE 1 - PLAN OF REORGANIZATION AND ACQUISTION
----------------------------------------------

   On February 26, 1999, Halifax International, Inc. (formerly Silver Strike Mining Company, "the Company") acquired Christopher Partners, Inc. through the issuance of 5,414,111 shares of common stack. Shareholders of Silver Striker Mining Company received a total of 1,022,500 shares of Halifax International, Inc. common stock and $125,000. The Company also authorized a name change to Halifax International, Inc. upon the effective date of the merger. This merger is treated as a reverse acquisition and, therefore, all historical information is that of the accounting survivor Christopher Partners, Inc.

NOTE 2 - CONSOLDIATION POLICY
-----------------------------

   These consolidated financial statements include the books of Halifax International, Inc. (formerly Silver Strike Mining Company) and its wholly owned subsidiary Christopher Partners, Inc. All intercompany transactions and accounts have been eliminated.

NOTE 3 - RELATED PARTY TRANSACTIONS
-----------------------------------

   Fees and expenses paid to related parties (officers and shareholders) for the twelve months ended December 31, 2000 consisted of the following:

         Payee                            Amount
         -----                            ------
   Victor J. Hinojosa                     $ 311,276
   Philip E. Lundquist                      157,696
   Lundquist Advisory Corporation            32,122

NOTE 4 - INVESTMENT IN TRUSCOM, INC.
------------------------------------

   Truscom, Inc. is a wholly-owned subsidiary of Halifax International, Inc. Truscom, Inc. owns an exclusive sales representation agreement for Japan with XTEC, Inc. of Miami, Florida and is valued at cost.

NOTE 5 - NOTES PAYABLE
----------------------

   Notes payable bear interest at the annual rate of 12% and have a maturity of 12 months.



                         HALIFAX INTERNATIONAL, INC.

                      Schedule of Stockholders' Equity
        From September 25, 1995 (inception) through December 31, 2000



                                   Common Stock        Preferred Stock
                             ----------------------- ---------------------- Retained    Stockholders'
                               Shares      Amount       Shares    Amount    Earnings    Equity
                             ------------ ---------- ----------- ---------- ----------- ------------
Founders' Stock, 9/25/95       6,000,000          -

Issuance of Common Stock       1,000,000  $ 100,000
(Investor group)             ------------ ----------

Balance, 12/31/95              7,000,000    100,000                         $        -  $         -

Issuance of Common Stock         754,500    754,500

Services                         672,500

Net Income                                                                    (734,591)
                             ------------ ----------                        ----------- ------------
Balance, 12/31/96              8,427,000    854,500                           (734,591)     119,909

Issuance of Common Stock         444,900    444,900

Services                         285,500

Net Income                                                                    (435,353)
                             ------------ ----------                        ----------- ------------
Balance, 12/31/97              9,157,400  1,299,400                         (1,169,944)     129,456

Issuance of Common Stock       1,064,990    990,434

Services                         605,832

Net Income                                                                    (905,505)

Balance, 12/31/98             10,828,222 $2,289,834                        $(2,075,449) $   214,385

Reverse stock split (2:1),
2/26/99                       (5,414,111)

Issuance of Common Stock       1,022,500   (125,000)
 and Cash

Issuance of Common Stock         634,200    565,805

Services                         311,410

Net Income                                                                  (1,924,426)

Balance, 12/31/99              7,382,221 $2,730,639                        $(3,999,875) $(1,269,236)

Issuance of Common Stock       1,744,000  2,023,260

Conversion of Notes Payable                             976,500    976,500
 into Preferred Stock, 9/30/00

Conversion of Note Payable
 into Common Stock               375,000    375,000

Services                         884,000

Net Income                                                                  (1,467,461)


Balance, 12/31/2000           10,385,221 $5,128,899     976,500  $ 976,500 $(5,467,336) $   638,063
                             ============ ========== =========== ========== =========== ============

                                                                                                   7
