Form 10KSB/A
period 2000-12-31
HALIFAX INTERNATIONAL INC
filed 2001-04-26
CIK 1100981

SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549


                                FORM 10-KSB/A



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
                         ----------------------------
            (Exact Name of Registrant as Specified in its Charter)

Nevada                                                   58-2212465
State or other jurisdiction of        (I.R.S. Employer Identification No.)
incorporation or organization)

                         7 Piedmont Center, Suite 300
                               Atlanta, Georgia
                                (404) 816-6100
        (Address and telephone number of principal executive offices and principal place of business)

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
Yes X   No
   ----   ----

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

                                    PART I

Item 1.  Description of business.............................................3
Item 2.  Description of property............................................ 4
Item 3.  Legal proceedings.................................................. 5
Item 4.  Submission of matters to a vote of security holders................ 5

                                   PART II

Item 5.  Market for common equity and related stockholder matters........... 5
Item 6.  Plan of operation.................................................. 6
Item 7.  Financial statements............................................... 7
Item 8.  Changes in and disagreements with accountants...................... 7

                                   PART III

Item 9.  Directors, executive officers; Compliance with Section 16(a)
         of the Exchange Act.................................................8
Item 10. Executive compensation..............................................9
Item 11. Security ownership of certain beneficial owners and management.... 10
Item 12. Certain relationships and related transactions.................... 10
Item 13. Exhibits and reports on Form 8-K...................................11

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

Total Cash Card Systems, Inc.
-----------------------------

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

Acquisition of WTI Advantage Products
--------------------------------------

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

       Employees. Halifax and its subsidiaries currently have six full time employees and one part-time employee. Two of the full time employees are in our Fort Lauderdale office and three full time employees are in our Tokyo, Japan offices. Our employees are not presently covered by any collective bargaining agreement. We believe that our relations with our employees are good, and we have not experienced any work stoppages.

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

                       ITEM 2: DESCRIPTION OF PROPERTY

      Our principal office is located in Atlanta, Georgia, where Halifax has entered into a 90 day renewable license agreement with HQ Global Workplaces for office space in the Buckhead Piedmont Center. The license agreement currently provides for office and equipment rental for a monthly fee of $4,266.44. Halifax may cancel the license with a sixty day written notice or HQ Global Workplaces may terminate the license when its lease terminates. We also lease office space in Fort Lauderdale, Florida through our President, Victor Hinojosa. Our subsidiary, Truscom Inc., leases office space in Minato-ku, Tokyo, Japan for its offices.

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

Year          Quarter ended                   High     Low
-----         --------------                  ----     -----

1999          June 30,                        $5.00    $3.00
              September 30,                    3.00     0.50
              December 31,                     3.00     1.16

2000          March 31,                       $4.00    $0.16
              June 30,                         2.75     1.00
              September 30,                    1.44     0.44
              December 31,                     1.00     0.34

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

b) Recent Sales of Unregistered Securities
   ---------------------------------------

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

                                                             Director or
Name                   Age   Position Held                   Officer Since
----                   ----  -----------------------------   -------------

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

-----------------------------------------------------------------------------
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

                                  MANAGEMENT

                                       Common Stock Beneficially Owned
                                       --------------------------------
Name and Address of                  Number of Shares of       Percentage
Beneficial Owners                    Common Stock              of Class
--------------------                 -------------             ---------

Victor A. Hinojosa                   1,362,500                 11.5%
515 East Las Olas Blvd., #1150
Ft. Lauderdale, Florida 33301

Philip E. Lundquist                  1,528,710                 12.9%
7 Piedmont Center, #300
Atlanta, Georgia 30305

Ronan A. Harris                      214,323                   1.8%
Aoyama Palacio Tower 11F
3-6-7 Kita-Aoyama
Minato-ku
Tokyo 107-0061, Japan

Yoshihiko Komatsubara                320,000                   2.7%
Aoyama Palacio Tower 11F
3-6-7 Kita-Aoyama
Minato-ku
Tokyo 107-0061, Japan

All executive officers and
directors as a group                 3,425,533                 28.9%


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

10.2 Consultant Agreement between Halifax and Columbia Financial Group, Inc., dated January 2, 2001. (Previously filed.)

                                  SIGNATURES


     In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


       4/26/01
Date___________________     Halifax International, Inc.


                                /s/ Victor A. Hinojosa
                            By: __________________________________________
                                Victor A. Hinojosa, President and Director



       Pursuant to the requirements of the Securities Exchange Act of 1934. This report has been signed below by the following person on behalf of the Registrant and in the capacities and on the dates indicated.



      4/26/01                   /s/ Philip E. Lundquist
Date___________________     By: ___________________________________________
                                Philip E. Lundquist, Secretary/Treasurer
                                and Chairman of the Board



      4/26/01                   /s/ Ronan A. Harris
Date___________________     By: ___________________________________________
                                Ronan A. Harris, Director



      4/26/01                   /s/ Yoshihiko Komatsubara
Date___________________     By: ____________________________________________
                                Yoshihiko Komatsubara, Director

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
