Form 10QSB
period 2001-03-31
HALIFAX INTERNATIONAL INC
filed 2001-05-21
CIK 1100981

SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                 FORM 10-QSB

[X] Quarterly Report Under Section 13 or 15(d) of the Securities Exchange Act of 1934

                      For Quarter Ended: March 31, 2001

                                      OR

[ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

                        Commission File No. 000-28883

                         HALIFAX INTERNATIONAL, INC.
            (Exact name of registrant as specified in its charter)

           Nevada                                    58-2212465
     (State of incorporation)                      (I.R.S. Employer
                                                    Identification No.)

                      817 W. Peachtree Street, Suite 930
                            Atlanta, Georgia 30308
                                (404) 816-6100
        (Address and telephone number of principal executive offices and principal place of business)

             7 Piedmont Center, Suite 300, Atlanta, Georgia 30305
                               (Former address)

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to
such filing requirements for the past 90 days.  Yes  [ X ]   No  [   ]

     As of April 27, 2001, the Registrant had a total of 12,300,221 shares of common stock issued and outstanding.

                              TABLE OF CONTENTS

                        PART I: FINANCIAL INFORMATION

Item 1:  Financial Statements...............................................3

Item 2:  Management's Discussion and Analysis or Plan of Operations.........8

                          PART II: OTHER INFORMATION

Item 2: Changes in Securities.............................................. 9

Item 3: Defaults Upon Senior Securities....................................10

Item 5: Other Information................................................. 10

Item 6:  Exhibits and Reports filed on Form 8-K........................... 10

Signatures.................................................................12




                        PART I: FINANCIAL INFORMATION

ITEM 1:  FINANCIAL STATEMENTS

    The financial information set forth below with respect to our statements of operations for the three months ended March 31, 2001 is unaudited. This financial information, in the opinion of management, includes all adjustments consisting of normal recurring entries necessary for the fair presentations of such data. The results of operations for the three months ended March 31, 2001, are not necessarily indicative of results to be expected for any subsequent period.

                         HALIFAX INTERNATIONAL, INC.

                             FINANCIAL STATEMENTS

                                MARCH 31, 2001

                              TABLE OF CONTENTS
                              ------------------



 Balance Sheet................................................. F-2
 Statement of Retained Earnings................................ F-3
 Statement of Cash Flows....................................... F-4
 Notes to Financial Statements................................. F-5

                         HALIFAX INTERNATIONAL, INC.

                                Balance Sheet

                                March 31, 2001


                                    ASSETS
                                   -------
Current Assets
  Cash                                                         $     165,137
Other Assets
  Investment in Truscom, Inc.                       976,755
  Investment in VVTI Advantage Products, Inc.       161,760
                                               -------------

    Total Other Assets                                             1,138,515
                                                               --------------

       TOTAL ASSETS                                            $   1,303,652
                                                               ==============


                    LIABILITIES AND STOCKHOLDERS' EQUITY
                    -------------------------------------

Current Liabilities
  Accounts Payable                                   39,100
  Notes Payable                                     163,100
                                               -------------
    Total Current Liabilities                                  $     202,200

Stockholders' Equity
  Common Stock - 20,000,000 shares authorized,    5,830,399
   12,300,221 issued and outstanding
  Preferred Stock - Convertible, Cumulative,        976,500
   Nonvoting 10,000,000 shares authorized,
   976,500 issued and outstanding
  Retained earnings                              (5,705,447)
                                               -------------
     Total Stockholders' Equity                                    1,101,452
                                                               --------------
       TOTAL LIABILITIES AND
       STOCKHOLDERS' EQUITY                                    $   1,303,652
                                                               ==============



  The accompanying notes are an integral part of these financial statements

                         HALIFAX INTERNATIONAL, INC.
                       Statements of Retained Earnings
                  For the Three Months Ended March 31, 2001




Retained Earnings - Beginning of Period                     $ (5,467,336)
---------------------------------------

Net Income                                                      (238,111)
-----------                                                 -------------

Retained Earnings - End of Period                           $ (5,705,447)
----------------------------------                          =============




The accompanying notes are an integral part of these financial statements

                          HALIFAX INTERNATIONAL, INC.

                           Statements of Cash Flows

                  For the Three Months Ended March 31, 2001

Cash Flows From Operating Activities
------------------------------------
  Net Income                                               $    (238,111)
    Changes in:
      Accrued Interest                                            (6,720)
                                                           --------------
   Net cash used by operating activities                        (244,831)


Cash Flows From Financing Activities
-------------------------------------
 Issuance of promissory notes                                     21,500
 Issuance of note receivable                                     (45,000)
 Issuance of Common Stock                                        701,500
                                                           --------------
   Net cash provided by financing activities                     678,000


Cash Flows From Investing Activities
-------------------------------------
 Investments in Related Companies                               (349,415)
                                                           --------------
   Net cash used by investing activities                        (349,415)

     Net Increase (Decrease) In Cash                              83,754

Cash--Beginning of Period                                         81,383
-------------------------                                  --------------

Cash - End of Period                                       $     165,137
--------------------                                       ==============





The accompanying notes are an integral part of these financial statements.

                         HALIFAX INTERNATIONAL, INC.

                        Notes to Financial Statements

                                March 31, 2001

NOTE 1 - PLAN OF REORGANIZATION AND ACQUISITION
-----------------------------------------------

On February 26, 1999, Halifax International. Inc. (formerly Silver Strike Mining Company, "the Company") acquired Christopher Partners, Inc. through the issuance of 5,414,111 shares of common stock. Shareholders of Silver Striker Mining Company received a total of 1,022,500 shares of Halifax International, Inc. common stock and $125,000. The Company also authorized a name change to Halifax International, Inc. upon the effective date of the merger. This merger is treated as a reverse acquisition and, therefore, all historical information is that of the accounting survivor Christopher Partners, Inc.

NOTE 2 - CONSOLIDATION POLICY
-----------------------------

These consolidated financial statements include the books of Halifax International, Inc. (formerly Silver Strike Mining Company) and its wholly owned subsidiary Christopher Partners, Inc. All intercompany transactions and accounts have been eliminated.

NOTE 3 - RELATED PARTY TRANSACTIONS
-----------------------------------

Fees and expenses paid to related parties (officers and shareholders) for the three months ended March 31, 2001 consisted of the following

            Payee                    Amount
            ------                   ------

         Victor J. Hinojosa        $  27,500
         Philip E. Lundquist          11,301

NOTE 4 - INVESTMENT IN TRUSCOM, INC.
------------------------------------

Truscom, Inc. is a wholly-owned subsidiary of Halifax International, Inc. Truscom. Inc. owns an exclusive sales representation agreement for Japan with XTEC, Inc. of Miami, Florida and is valued at cost.

NOTE 5 - INVESTMENT IN WTI ADVANTAGE PRODUCTS, INC.
---------------------------------------------------

Subject to a signed definitive letter of intent, Halifax International, Inc. has agreed to acquire for stock and cash WTI Advantage Products, Inc., a national distributor of point-of-sale equipment. A closing is expected within 60 days.

MOTE 6 - NOTES PAYABLE
----------------------

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


ITEM 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS

     We are a holding company operating as a non-financial institution through two wholly owned subsidiaries Total Cash Card Systems, Inc., located in Atlanta, Georgia, and Truscom, Inc., located in Tokyo, Japan. Our subsidiaries are development stage companies who have not received revenues. Accordingly, we have not generated revenues for the past two fiscal years and the three month period ended March 31, 2001. Our auditors have expressed substantial doubt whether we can continue as a going concern unless we develop assets and profitable operations. In the event we complete our anticipated acquisition of WTI Advantage, we will have immediate revenue and will no longer be a development stage company. However, as of the date of this filing, management has not signed a definitive acquisition agreement with WTI Advantage as a result of continuing due diligence.

     We have an accumulated loss of $5,705,447 and have financed our operations primarily through the sale of our common stock. As of March 31, 2001, we had $165,137 in cash, $1,303,652 in total assets, with total current liabilities of $202,200. Net cash used by operations for the first quarter of 2001 was $244,831 and was primarily related to general, administrative and business development expenses. Net cash used by investing activities was $349,415, which reflects our investment in our subsidiaries. Net cash provided by financing activities was $678,000 for the 2001 first quarter with sales of common stock totaling $701,500.

     Our material commitments for the next twelve months include approximately $2,000 a month for office space, notes payable on demand of $163,100, which bear an annual interest rate of 12% and have a maturity of 12 months, preferred stock dividends of approximately $39,060 due June 1, 2001, and a monthly license distribution fee of $60,000.

     We believe that our cash needs for the next twelve months will be met by sales of our common shares and, if necessary, loans from our directors, officers and shareholders. We may receive additional proceeds from the future exercise of warrants we have issued. However, the holders of the warrants have total discretion whether or not to exercise the warrants. In January 2001 we granted warrants to purchase 500,000 common shares at exercise prices of $1.00 and $2.00, which expire through January 2006, under our agreement with Columbia Financial Group, Inc. We cannot assure that all of the warrants will be exercised before their expiration, but if all our outstanding warrants are exercised we would realize $750,000 in proceeds.

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

Factors Affecting Future Performance
------------------------------------

     Our management intends to actively develop our subsidiaries and complete the acquisition of WTI Advantage during the next twelve months. Potential investors must recognize that because of limited capital available for such development we may be unsuccessful in these endeavors. Acquisitions of complementary service product lines, technologies or businesses may also adversely affect our operations. These acquisitions may result in a potentially dilutive issuance of equity securities, the incurrence of debt and contingent liabilities, and amortization of expenses related to goodwill and other intangible assets. In addition, acquisitions involve numerous risks, including difficulties in the assimilation of the operations, technologies, services, and products of the acquired companies, along with the diversion of management's attention from other business concerns, risks of entering markets in which we have no or limited direct prior experience and the potential loss of key employees of the acquired company.

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


                          PART II: OTHER INFORMATION

ITEM 2:  CHANGES IN SECURITIES

Changes to Rights of Shareholders

     On May 7, 2001 we filed with the state of Nevada the rights and preferences for the 976,500 shares of preferred stock issued in September 2000. The preferred stock is entitled to receive cumulative dividends at the rate of eight dollars ($8) per share per annum, payable on the first day of January and July each year. No dividends shall be paid to common shareholders until the accumulated dividends have been paid. Upon dissolution or liquidation, the preferred stock is entitled to $100 per share and, in the case of voluntary liquidation, a premium equal to five dollars ($5) per share. The preferred stock is convertible for three years at the holder's option into one share of common stock at $1.00. We amended the voting rights for the preferred stock from preferential voting rights in the event of default of payment to no voting rights under any circumstances.

Sales of Unregistered Securities

     The following discussion describes sales of unregistered securities during our first quarter ended March 31, 2001.

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

     On March 26, 2001 we sold an aggregate of 240,000 common shares to two accredited investors for $520,000. We relied on an exemption from the registration requirements of the Securities Act of 1933 provided by Section 3(b) and Regulation D as a Rule 505 limited offering. The aggregate offering amount is $5 million in a twelve month period.


ITEM 3: DEFAULTS UPON SENIOR SECURITIES

     Pursuant to our agreement with the preferred stock holders, we are obligated to pay a preferred stock cumulative dividend at the rate of eight dollars per share per annum, which was payable on January 1, 2001. We were unable to pay the January preferred stock dividend of $19,530 in cash and have agreed to convert the dividend into 770,000 shares of common stock in lieu of a cash payment.

ITEM 5: OTHER INFORMATION

     Pursuant to the authority granted to the directors by our bylaws and by a resolution adopted by the Board, the Board increased the number of directors of Halifax from three to five on March 23, 2001. As a result, we currently have one vacancy on the Board which the Board expects to fill within the next ninety days.


ITEM 6: EXHIBITS AND REPORTS ON FORM 8-K

(a)  Part II Exhibits.

Exhibit   Description
-------   -----------
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

4.1       Certification of Designation Convertible Preferred Shares, dated May
          4, 2001.

10.1 Exclusive Sales Representative Agreement between Truscom and Xtec, dated October 11, 2000. (Incorporated by reference to Exhibit No.
          10.1 to the Form 10-QSB, filed November 13, 2000.)

10.2 Consultant Agreement between Halifax and Columbia Financial Group, Inc., dated January 2, 2001. (Incorporated by reference to exhibit
          10.2 to Form 10-KSB, filed March 29, 2001.

(b)  Reports on Form 8-K.

     None.

                                  SIGNATURES

     In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                             Halifax International, Inc.


        5/21/01                 /s/ Victor A. Hinojosa
Date: ___________________   By: __________________________________________
                                Victor A. Hinojosa, President and Director



        5/19/01                  /s/ Philip E. Lundquist
Date: ____________________   By: _______________________________________
                                 Philip E. Lundquist,
                                 Secretary/Treasurer,
                                 Chairman of the Board