Form 10QSB/A
period 2001-03-31
HALIFAX INTERNATIONAL INC
filed 2001-05-31
CIK 1100981

SECURITIES AND EXCHANGE COMMISSION
                      Washington, D.C. 20549

                          FORM 10-QSB/A
                         Amendment No. 1

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


ITEM 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS

     We are a holding company operating as a non-financial institution through two wholly owned subsidiaries Total Cash Card Systems, Inc., located in Atlanta, Georgia, and Truscom, Inc., located in Tokyo, Japan. Our subsidiaries are development stage companies who have not received revenues. Accordingly, we have not generated revenues for the past two fiscal years and the three month period ended March 31, 2001. We must develop assets and profitable operations and/or obtain financing to continue as a going concern. In the event we complete our anticipated acquisition of WTI Advantage, we will have immediate revenue and will no longer be a development stage company. However, as of the date of this filing, management has not signed a definitive acquisition agreement with WTI Advantage as a result of continuing due diligence.

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

3.6 Articles of Share Exchange filed February 26, 1999. (Incorporated by reference to Exhibit No. 2.6, to Form 10-SB, filed January 13, 2000.)

3.7 Amended and Restated Bylaws of Halifax International, Inc. (Incorporated by reference to Exhibit No. 2.7, to Form 10-SB, filed January 13, 2000.)

4.1 Certification of Designation Convertible Preferred Shares, dated May 4, 2001. (Filed May 21, 2001)

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



                             Halifax International, Inc.


        5/29/01                 /s/ Victor A. Hinojosa
Date: ___________________   By: __________________________________________
                                Victor A. Hinojosa, President and Director



        5/27/01                  /s/ Philip E. Lundquist
Date: ____________________   By: _______________________________________
                                 Philip E. Lundquist,
                                 Secretary/Treasurer,
                                 Chairman of the Board