Form 10QSB/A
period 2001-03-31
HALIFAX INTERNATIONAL INC
filed 2001-06-18
CIK 1100981

SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                FORM 10-QSB/A
                               Amendment No. 2

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

                          PART II: OTHER INFORMATION

Item 2:  Changes in Securities..............................................9

Item 3:  Defaults Upon Senior Securities...................................10

Item 5:  Other Information.................................................10

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

ITEM 3: DEFAULTS UPON SENIOR SECURITIES

     Pursuant to our agreement with the preferred stockholders, we are obligated to pay a preferred stock cumulative dividend at the rate of eight dollars per share per annum, which was payable on January 1, 2001. In May 2001 the preferred stockholders agreed to receive a stock dividend of 19,530 common shares in lieu of cash. We also converted 770,000 shares of preferred stock into 770,000 common shares on May 28, 2001.


ITEM 5: OTHER INFORMATION

     Pursuant to the authority granted to the directors by our bylaws and by a resolution adopted by the Board, the Board increased the number of directors of Halifax from three to five on March 23, 2001. As a result, we currently have one vacancy on the Board which the Board expects to fill within the next ninety days.


ITEM 6: EXHIBITS AND REPORTS ON FORM 8-K

(a)  Part II Exhibits.


Exhibit           Description
-------           ------------

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

10.2 Consultant Agreement between Halifax and Columbia Financial Group, Inc., dated January 2, 2001. (Incorporated by reference to exhibit 10.2 to Form 10-KSB, filed March 29, 2001.)

    (b)  Reports on Form 8-K.

          None.

                                  SIGNATURES

     In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                   Halifax International, Inc.


         6/15/01                   /s/ Victor A. Hinojosa
Date: _____________            By: ______________________________________
                                   Victor A. Hinojosa, President and Director



         6/15/01                   /s/ Philip E. Lundquist
Date: _____________            By: _______________________________________
                                   Philip E. Lundquist, Secretary/Treasurer,
                                   Chairman of the Board