Form 10QSB
period 2001-06-30
HALIFAX INTERNATIONAL INC
filed 2001-08-13
CIK 1100981

SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                 FORM 10-QSB

[X] Quarterly Report Under Section 13 or 15(d) of the Securities Exchange Act of 1934

                       For Quarter Ended: June 30, 2001

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

     As of July 30, 2001, the Registrant had a total of 14,116,721 shares of common stock issued and outstanding.

                              TABLE OF CONTENTS

                        PART I: FINANCIAL INFORMATION

Item 1:  Financial Statements...............................................3

Item 2:  Plan of Operations.................................................9

                          PART II: OTHER INFORMATION

Item 2:  Changes in Securities............................................ 10

Item 5:  Other Information................................................ 11

Item 6:  Exhibits and Reports filed on Form 8-K........................... 11

Signatures.................................................................12


                        PART I: FINANCIAL INFORMATION

ITEM 1:  FINANCIAL STATEMENTS

     The financial information set forth below with respect to our statements of operations for the three and six month periods ended June 30, 2001 is unaudited. This financial information, in the opinion of management, includes all adjustments consisting of normal recurring entries necessary for the fair presentations of such data. The results of operations for the six months ended June 30, 2001, are not necessarily indicative of results to be expected for any subsequent period.

                          HALIFAX INTERNATIONAL, INC.

                                Balance Sheets

                     June 30, 2001 and December 31, 2000


                                    ASSETS

                                                      6/30/01     12/31/00
                                                    ------------ ------------
Current Assets
--------------
  Cash                                              $     8,046  $    81,383

Other Assets
-------------
  Investment in Real Payment Systems                     45,000            -
  Investment in Truscom, Inc.                         1,052,093      705,000
  Investment in WTI Advantage Products, Inc.            130,000            -
                                                    ------------ ------------

     Total Other Assets                               1,227,093      705,000
                                                    ------------ ------------

     TOTAL ASSETS                                   $ 1,235,139  $   786,383
                                                    ============ ============

                     LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities
-------------------
  Accounts Payable                                  $   126,700   $    6,720
  Notes Payable                                         213,400      141,600
                                                    ------------ ------------

     Total Current Liabilities                          340,100      148,320

Stockholders' Equity
---------------------
  Common Stock - 20,000,000 shares authorized,
    14,066,721 issued and outstanding                 6,737,899    5,128,899
  Preferred Stock - Convertible, Cumulative,
    Nonvoting 10,000,000 shares authorized, 206,500
    issued and outstanding                              206,500      976,500
  Retained earnings                                  (5,957,600)  (5,467,336)
  Accumulated Other Comprehensive Income                (91,760)           -
                                                    ------------ ------------

    Total Stockholders' Equity                          895,039      638,063
                                                    ------------ ------------

    TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY      $ 1,235,139  $   786,383
                                                    ============ ============

                         HALIFAX INTERNATIONAL, INC.
                       Statements of Income and Expense
               For the Six Months Ended June 30, 2001 and 2000

                                                           2001      2000
                                                     ------------ ------------
Income
------
  Fees                                               $         -  $         -

Expenses
--------
  Acquisition fees                                             -       63,000
  Automobile expenses                                      4,054       10,438
  Bank charges                                             1,712        1,488
  Consultants                                             53,941      305,151
  Contributions                                                -          710
  Dues                                                       500            -
  Entertainment and promotion                             17,681       14,627
  Interest                                                   900            -
  Licenses                                                   357            -
  Miscellaneous                                               70        1,003
  Office expenses                                         13,981          385
  Postage and courier                                         34            -
  Professional fees                                      245,361      158,798
  Rent                                                    61,360       41,964
  Supplies                                                    47           70
  Telephone                                                2,176        2,304
  Travel                                                  88,090      268,266
                                                    ------------ -------------
    Total Expenses                                       490,264      868,204

 Net Income from Operations                         $   (490,264)$   (868,204)
 ---------------------------

Other Comprehensive Income
--------------------------
 Unrealized loss on Investment                           (91,760)           -
                                                    ------------ -------------
       Net Income                                   $   (582,024)$   (868,204)
       ----------                                   ============ =============

                          HALIFAX INTERNATIONAL, INC.

                        Statements of Retained Earnings

                  For the Six Months Ended June 30, 200l 2000

                                                        2001         2000
                                                    ------------ ------------

Retained Earnings - Beginning of Period             $(5,467,336) $(3,999,875)
---------------------------------------

Net Income from Operations                             (490,264)    (868,204)
--------------------------                          ------------ ------------

Retained Earnings - End of Period                   $(5,957,600) $(4,868,079)
---------------------------------                   ============ ============





The accompanying notes are an integral part of these financial statements.

                          HALIFAX INTERNATIONAL, INC.

                           Statements of Cash Flows

               For the Six Months Ended June 30, 2001 and 2000

                                                         2001        2000
                                                    ------------ ------------
Cash Flows From Operating Activities
------------------------------------
 Net Income                                         $  (582,024) $  (868,204)
  Changes in:
    Accounts Payable                                    119,980            -
    Unrealized loss on investment                        91,760            -
                                                    ------------ ------------
   Net cash used by operating activities               (370,284)    (868,204)

Cash Flows From Financing Activities
------------------------------------
 Issuance of promissory notes                            32,700            -
 Issuance of note receivable                            (45,000)           -
 Issuance of Common Stock                               839,000    1,005,060
                                                    ------------ ------------
   Net cash provided by financing activities            826,700    1,005,060

Cash Flows From Investing Activities
------------------------------------
 Investments in Related Companies                      (529,753)           -
                                                    ------------ ------------
   Net cash used by investing activities               (529,753)           -

        Net Increase (Decrease) In Cash                 (73,337)     136,856

Cash - Beginning of Period                               81,383     (313,486)
                                                    ------------ ------------

Cash - End of Period                                $     8,046  $  (176,630)
                                                    ============ ============


The accompanying notes are an Integral part of these financial statements.

                         HALIFAX INTERNATIONAL, INC.

                        Notes to Financial Statements

                                June 30, 2001

NOTE 1 - PLAN OF REORGANIZATION AND ACQUISITION

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

NOTE 2 - CONSOLIDATION POLICY

These consolidated financial statements include the books of Halifax International, Inc. (formerly Silver Strike Mining Company) and its wholly owned subsidiaries Christopher Partners, Inc. and Truscom, Inc. All intercompany transactions and accounts have been eliminated.

NOTE 3 - RELATED PARTY TRANSACTIONS

Fees and expenses paid to related parties (officers and shareholders) for the six months ended June 30, 2001 consisted of the following:

            Payee                  Amount
        -----------------        ----------

        Victor J. Hinojosa       $  43,600
        Philip E. Lundquist         12,661


NOTE 4 - INVESTMENT IN TRUSCOM. INC,

Truscom, Inc. is a wholly-owned subsidiary of Halifax International, Inc. Truscom, Inc. owns an exclusive sales representation agreement for Japan with XTEC, Inc. of Miami, Florida and is valued at cost.

NOTE 5 - INVESTMENT IN WTI ADVANTAGE PRODUCTS, INC.

The acquisition of WTI Advantage Products. Inc. has been terminated. Negotiations to recover the investment are continuing.

NOTE 6 - NOTES PAYABLE

Notes payable bear interest at the annual rate of 12% and have a maturity of 12 months.

                         HALIFAX INTERNATIONAL, INC.

                        Notes to Financial Statements

                                June 30, 2001
NOTE 7 - WARRANTS

In January 2001, a total of 500,000 warrants to purchase common stock; 250,000 at exercise price of $1.00 for 3 years, 250,000 at exercise price of $2.00 for 5 years, were granted.

In March 2001, a total of 1,761,583 warrants to purchase common stock at exercise price of $1.50, expiring March 2003, were issued to investors who purchased stock from 1996 through 1998.

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


ITEM 2: PLAN OF OPERATIONS

     We are a holding company operating through two wholly owned subsidiaries:
Annapolis Valley Ventures, Inc., headquartered in Houston, Texas, and Truscom, Inc., headquartered in Tokyo, Japan. Management has decided to delay development of Total Cash Card Systems, Inc. at this time. Our subsidiaries are development stage companies who have not received revenues. Accordingly, we have not generated revenues and have recorded losses for the past two fiscal years and the six month period ended June 30, 2001. We must develop assets and profitable operations and/or obtain financing to continue as a going concern.

     We have an accumulated loss of $5,957,600 and have financed our operations primarily through the sale of our common stock. As of June 30, 2001, we had $8,046 in cash and total assets of $1,235,139, with total current liabilities of $340,100. Our material commitments for the next twelve months include approximately $2,000 a month for office space and notes payable on demand of $213,400, which bear an annual interest rate of 12% and have a maturity of 12 months. We also intend to continue to make investments in our subsidiaries during the next twelve months.

     We believe that our cash needs for the next twelve months will be met by sales of our common shares and the revenues we anticipate from future operations. If necessary, we may rely upon loans from our directors, officers and shareholders; however, these persons are not obligated to provide such funding. Management continues negotiations to recover our investment in the terminated WTI Advantage Products, Inc. acquisition. Also, we may receive additional proceeds from the exercise of warrants to purchase 2,261,583 common shares (See, Part II Item 2: Changes in Securities, below). The warrants have exercise prices ranging from $1.00 to $2.00 and expire through January 2006. The holders of the warrants have total discretion whether or not to exercise the warrants and we cannot assure that all of the warrants will be exercised before their expiration. If all outstanding warrants are exercised we would realize $3,392,375 in proceeds.

     Our management intends to actively develop our subsidiaries. Potential investors must recognize that because of limited capital available for such development we may be unsuccessful in these endeavors. Acquisitions of complementary service product lines, technologies or businesses may also adversely affect our operations. These acquisitions may result in a potentially dilutive issuance of equity securities, the incurrence of debt and contingent liabilities, and amortization of expenses related to goodwill and other intangible assets. In addition, acquisitions involve numerous risks, including difficulties in the assimilation of the operations, technologies, services, and products of the acquired companies, along with the diversion of management's attention from other business concerns, risks of entering markets in which we have no or limited direct prior experience and the potential loss of key employees of the acquired company.

     Management anticipates that we will continue private placements of our common stock. We cannot assure that private placements will provide sufficient funds needed for the development of our subsidiaries. We also note that if we issue more shares of our common stock our shareholders may experience dilution in the value per share of their common stock.

     If we fail to raise sufficient funds through stock sales, we anticipate we will negotiate debt financing or equipment lease financing. We continue to investigate the availability, source and terms for external financing, but have not entered in to any agreements at this time for such financing. We can not assure that funds will be available from any source, or, if available, that we will be able to obtain the funds on terms agreeable to us. Any additional debt could result in a substantial portion of our cash flows from operations, if any, being dedicated to the payment of principal and interest on the indebtedness, and could render us more vulnerable to competitive and economic downturns.

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


                          PART II: OTHER INFORMATION

ITEM 2:  CHANGES IN SECURITIES

Conversion of Preferred

     Pursuant to our agreement with the preferred stock holders, we were obligated to pay a preferred stock cumulative dividend of approximately $19,530 due on January 1, 2001 and $39,060 due on June 1, 2001. We were unable to pay the preferred stock dividends in cash when due. On May 15, 2001, we converted 770,000 shares of preferred stock into 770,000 shares of common stock. In addition, we intend to issue 19,530 common shares in lieu of the $19,530 cash payment. After the completion of these transactions, we will we have 206,500 shares of preferred stock outstanding.

Sales of Unregistered Securities

The following discussion describes sales of unregistered securities during our second quarter ended June 30, 2001 through a recent date.

     In June and July 2001 our Board authorized the issuance of 946,500 common shares to eight accredited investors for $142,500 in cash and services valued at $82,500. We relied on an exemption from the registration requirements of the Securities Act of 1933 provided by Section 3(b) and Regulation D as a Rule 505 limited offering. The aggregate offering amount is $5 million in a twelve month period.

     On July 23, 2001, our Board authorized the issuance of 497,000 shares to four persons in consideration for services rendered to us. Philip Lundquist received 347,000 shares valued at $17,350, Victor Hinojosa received 100,000 shares valued at $5,000, Ronan Harris received 25,000 shares valued at $1,250 and Richard N. Jones received 25,000 shares valued at $1,250. We relied on an exemption from registration under the Securities Act of 1933 provided by
Section 4(2) as a private transaction not involving a public distribution.

      On March 21, 2001, pursuant to the merger agreement with Christopher Partners, Inc. in February 1999, we granted warrants to purchase an aggregate of 1,761,583 common shares to the former shareholders of Christopher Partners. The warrants have an exercise price of $1.50 for a term of two years, expiring March 21,

2003. We relied on an exemption from registration under the Securities Act of 1933 provided by Section 4(2) as a private transaction not involving a public distribution.

ITEM 5: OTHER INFORMATION

     On June 19, 2001, Yoshihiko Komatsubara resigned as our director. On July 21, 2001, our Board relieved Victor A. Hinojosa from his duties as President and appointed Philip E. Lundquist as President and CEO. Mr. Hinojosa remains a member of our Board. We currently have two vacancies on the Board which the Board expects to fill within the next ninety days.


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

10.2 Consultant Agreement between Halifax and Columbia Financial Group, Inc., dated January 2, 2001. (Incorporated by reference to exhibit
         10.2 to Form 10-KSB, filed March 29, 2001)

(b)  Reports on Form 8-K.

     None.

                                  SIGNATURES

     In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                   Halifax International, Inc.

      /s/ Philip Lundquist
Date: _________________________ By: ______________________________________
                                    Philip E. Lundquist, President, CEO,
                                    Secretary/Treasurer and Director