Form 10QSB
period 2001-09-30
HALIFAX INTERNATIONAL INC
filed 2001-11-20
CIK 1100981

SECURITIES AND EXCHANGE COMMISSION
                      Washington, D.C. 20549

                           FORM 10-QSB

[X] Quarterly Report Under Section 13 or 15(d) of the Securities Exchange Act of 1934

              For Quarter Ended: September 30, 2001

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

      As of November 8, 2001, the Registrant had a total of 18,320,554 shares of common stock issued and outstanding.

                        TABLE OF CONTENTS

                  PART I: FINANCIAL INFORMATION

Item 1:  Financial Statements............................................3

Item 2:  Plan of Operations..............................................10

                    PART II: OTHER INFORMATION

Item 2: Changes in Securities............................................11

Item 5: Other Information ...............................................12

Item 6:  Exhibits and Reports filed on Form 8-K......................... 12

Signatures...............................................................14




                  PART I: FINANCIAL INFORMATION

                  ITEM 1:  FINANCIAL STATEMENTS

      The financial information set forth below with respect to our statements of operations for the three and nine month periods ended September 30, 2001, is unaudited. This financial information, in the opinion of management, includes all adjustments consisting of normal recurring entries necessary for the fair presentation of such data. The results of operations for the nine months ended September 30, 2001, are not necessarily indicative of results to be expected for any subsequent period.

                   HALIFAX INTERNATIONAL, INC.

                          Balance Sheets

             September 30, 2001 and December 31, 2000

                              ASSETS

                                                     9/30/2001    12/31/2000
                                                   ------------- -------------
Current Assets
--------------
 Cash                                              $     13,820  $     81,383

Other Assets
------------
 Investment in Real Payment Systems                      45,000             -
 Investment in Truscom, Inc.                          1,052,093       705,000
 Investment in WTI Advantage Products, Inc.             145,231             -
                                                   ------------- -------------

    Total Other Assets                                1,197,324       705,000

        TOTAL ASSETS                               $  1,211,144  $    786,383
                                                   ============= =============


               LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities
-------------------
 Accounts Payable                                  $    217,500  $      6,720
 Notes Payable                                          213,400       141,600
                                                   ------------- -------------

    Total Current Liabilities                      $    430,900  $    148,320

Stockholders' Equity
--------------------
 Common Stock - 20,000,000 shares authorized,      $  6,865,899  $  5,128,899
   15,638,721 issued and outstanding
 Preferred Stock - 10,000,000 shares authorized         206,500       976,500
   976,500 issued and outstanding
 Retained earnings                                   (6,292,155)   (5,467,336)
 Accumulated Other Comprehensive Income                 (91,760)            -
                                                   ------------- -------------

     Total Stockholders' Equity                    $    780,244  $    638,063

        TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY $  1,211,144  $    786,383
                                                   ============= =============

                   HALIFAX INTERNATIONAL, INC.
                 Statement of Income and Expense
      For the Three Months Ended September 30, 2001 and 2000



Income                                                 2001           2000
------                                             ------------- -------------
 Sales                                             $    142,295  $          -

Cost of Sales                                           125,899             -
-------------                                      ------------- -------------

Gross Margin                                             16,396             -
------------

Expenses
--------
 Automobile expenses                                      1,517         1,720
 Bank charges                                               858           892
 Consulting fees                                         37,462        81,184
 Entertainment and promotion                             17,714         7,233
 Insurance                                                9,036           587
 Interest                                                     -         6,720
 Miscellaneous                                                -           139
 Office expenses                                            937         6,525
 Postage and courier                                         74             -
 Professional fees                                      213,828        26,550
 Rent                                                    19,881        12,816
 Salaries                                                37,900             -
 Telephone                                                  920         1,836
 Travel                                                   9,824        45,548
                                                   ------------- -------------
   Total Expenses                                       349,951       191,750

   Net Income                                      $   (333,555) $   (191,750)
   ----------                                      ============= =============

                   HALIFAX INTERNATIONAL, INC.
                 Statement of Income and Expense
      For the Nine Months Ended September 30, 2001 and 2000

                                                        2001        2000
                                                   ------------- -------------

Income
------
 Sales                                             $    142,925  $          -

Cost of Sales                                           126,899             -
-------------                                      ------------- -------------

Gross Margin                                             15,396             -
-----------

Expenses
--------
 Acquisition expenses                                         -        63,000
 Automobile expenses                                      5,571        12,158
 Bank charges                                             2,570         2,380
 Consulting fees                                         91,403       386,335
 Contributions                                                -           710
 Entertainment and promotion                             35,395        21,860
 Insurance                                                9,036           587
 Interest                                                   900         6,720
 Licenses                                                   357             -
 Miscellaneous                                               70         1,142
 Office expenses                                         14,918         6,910
 Postage and courier                                        108             -
 Professional fees                                      459,189       185,348
 Rent                                                    81,241        54,780
 Salaries                                                37,900             -
 Subscriptions and dues                                     500            70
 Supplies                                                    47             -
 Telephone                                                3,096         4,140
 Travel                                                  97,914       313,814
                                                   ------------- -------------
   Total Expenses                                       840,215     1,059,954

     Net Income from Operations                    $   (824,819) $ (1,059,954)
     --------------------------

Other Comprehensive Income
--------------------------
   Unrealized loss on investment                        (91,760)            -
                                                   ------------- -------------

        Net Income                                 $   (916,579) $ (1,059,954)
        ----------                                 ============= =============

                   HALIFAX INTERNATIONAL, INC.

                     Statement of Cash Flows

      For the Nine Months Ended September 30, 2001 and 2000


                                                        2001         2000
                                                   ------------- -------------
Cash Flows From 0perating Activities
------------------------------------
  Net Income                                       $   (916,579) $(1,059,594)
  Changes in:
    Accounts payable                                    210,780        6,720
    Unrealized loss on investment                        91,760            -

     Net cash used by operating activities             (614,039)  (1,052,874)

Cash Flows From Investing Activities
------------------------------------
  Investments in Related Companies                     (492,324)    (275,000)
                                                   ------------- -------------
     Net cash provided (used) by
     investing activities                              (492,324)    (275,000)

Cash Flows From Financing Activities
------------------------------------
  Proceeds from Notes Payable                            71,800       470,750
  Conversion of Notes Payable                                 -    (1,351,500)
  Issuance of Common Stock                              967,000     1,546,560
  Issuance of Preferred Stock                                 -       976,500
                                                   ------------- -------------

     Net cash provided by financing activities        1,038,800     1,642,310

     Net Increase (Decrease) In Cash                    (67,563)      314,436

Cash - Beginning of Period                               81,383      (313,486)
--------------------------                         ------------- -------------

Cash - End of Period                               $     13,820  $        950
--------------------                               ============= =============

                   HALIFAX INTERNATIONAL, INC.

                 Statement of Retained Earnings

      For the Nine Months Ended September 30, 2001 and 2000

                                                        2001         2000
                                                   ------------- -------------

Retained Earnings - Beginning of Period            $ (5,467,336) $ (3,999,875)
---------------------------------------

Net Income from Operations                             (824,819)   (1,059,594)
---------------------------                        ------------- -------------

Retained Earnings - End of Period                  $ (6,292,155) $ (5,059,469)
---------------------------------                  ============= =============

                   HALIFAX INTERNATIONAL, INC.

                  Notes to Financial Statements

                        September 10, 2001

NOTE 1 - PLAN OF REORGANIZATION AND ACQUISTION
----------------------------------------------

On February 26, 1999. Halifax International, Inc, (formerly Silver Strike Mining Company, "the Company") acquired Christopher Partners, Inc. through the issuance of 5,414,111 shares of common stock. Shareholders of Silver Striker Mining Company received a total of 1,022,500 shares of Halifax International, Inc. common stork and $125,000. The Company also authorized a name change to Halifax International, Inc. upon the effective date of the merger. This merger is treated as a reverse acquisition and, therefore, all historical information is that of the accounting survivor Christopher Partners, Inc.

NOTE 2 - CONSOLDIATION POLICY
-----------------------------

These consolidated financial statements include the books of Halifax International, Inc. (formerly Silver Strike Mining Company) and its wholly owned subsidiaries Christopher Partners, Inc. and Truscom, Inc. All intercompany transactions and accounts have been eliminated.

NOTE 3 - RELATED PARTY TRANSACTIONS
-----------------------------------

Fees and expenses paid to related parties (officers and shareholders) for the nine months ended September 30, 2001 consisted of the following:

             Payee             Amount
            -------            -------
         Victor J. Hinojosa    $  44,100
         Philip E. Lundquist      37,544

NOTE 4 - INVESTMENT IN TRUSCOM, INC.
------------------------------------

Truscom. Inc. is a wholly-owned subsidiary of Halifax International, Inc. Truscom, Inc. owns a non-exclusive sales representation agreement for Japan with XTEC, Inc. of Miami, Florida and is valued at cost.

NOTE 5 - INVESTMENT IN WTI ADVANTAGE PRODUCTS, INC.
---------------------------------------------------

The acquistion of WTI Advantage Products, Inc. has been terminated. Negotiations to recover the investment are continuing.

NOTE 6 - NOTES PAYABLE
----------------------

Notes payable bear interest at the annual rate of 12% and have a maturity of 12 months.

                   HALIFAX INTERNATIONAL, INC.

                  Notes to Financial Statements

                        September 30, 2001
NOTE 7 - WARRANTS
-----------------

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


ITEM 2: MANAGEMENT'S DISCUSSION AND ANALYSIS

      We are a holding company operating through two wholly owned subsidiaries: Annapolis Valley Ventures, Inc., headquartered in Houston, Texas, and Truscom, Inc., headquartered in Tokyo, Japan. We have recorded net losses for the past two fiscal years and the nine month period ended September 30, 2001. However, we have recorded revenues of $142,295 for the three month period ended September 30, 2001. We must continue to develop assets and profitable operations and/or obtain financing to continue as a going concern.

Results of Operations

      The revenues for the 2001 third quarter were primarily the results of sales of point-of-sale equipment and products sales related to the operations
of our subsidiary, Annapolis Valley.   These sales occurred in the months of
August and September 2001. Cost of sales, which include the cost of the equipment, were $125,899 and resulted in a gross profit of $16,396. We have not had any revenues in prior periods or fiscal years.

      Our total expenses for the 2001 nine month period were $629,435 compared to $1,059,954 for the 2000 nine month period. Professional fees related to the acquisition and operation of our subsidiaries were 41.2% of the total expenses for the 2001 period. Consulting and professional fees, and travel expenses were 83.5% of our total expenses in the 2000 period. Theses expenses were primarily related to the acquisition and launch of our wholly owned subsidiaries. For the 2001 third quarter, total expenses were $139,171 compared to $191,750 for the 2000 third quarter. Salaries and consulting fees represented 46.4% of total expenses for the 2001 third quarter.

      During our first quarter 2001, we advanced $161,760 to WTI Advantage in anticipation of an acquisition of that company. We terminated the transaction in June 2001 and we continue to negotiate the terms for the return of the funds. We have recorded a unrealized loss on investment of $91,760 for the 2001 period related to this transaction.

      Our net loss decreased $354,155 in the 2001 nine month period compared to the 2000 nine month period and decreased $68,975 for the 2001 third quarter compared to the 2000 third quarter. The decrease was primarily the result of decreases in consulting fees and travel expenses and the generation of revenues during that time period.

Liquidity and Capital Resources

      We have an accumulated deficit of $6,081,375 at the nine month period ended September 30, 2001. As of September 30, 2001, we had $13,820 in cash and total assets of $1,211,144, with total current liabilities of $220,120. Our material commitments for the next twelve months include approximately $2,000 a month for office space and notes payable on demand of $213,400, which bear an annual interest rate of 12% and have a maturity of 12 months. We also intend to continue to make investments in our subsidiaries during the next twelve months.

      We have financed our operations primarily through the sale of our common stock. We believe that our cash needs for the next twelve months will be met by sales of our common shares and the revenues we anticipate from future operations. If necessary, we may rely upon loans from our directors, officers and shareholders; however, these persons are not obligated to provide such funding. Net cashed used for operating activities was $614,039 for the 2001 nine month period. Net cash used by investing activities was $492,324 and was related to investments in our subsidiaries. Net cash provided by financing activities was $1,038,800 for the 2001 nine month period. These financing activities were primarily the results of sales of our common stock. (See, Part II, Item 2: Changes in Securities, below)

      We may receive additional proceeds from the exercise of warrants to purchase 2,261,583 common shares which were granted in March 2001. The warrants have exercise prices ranging from $1.00 to $2.00 and expire through January 2006. The holders of the warrants have total discretion whether or not to exercise the warrants and we cannot assure that all of the warrants will be exercised before their expiration. If all outstanding warrants are exercised we would realize $3,392,375 in proceeds.

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


                    PART II: OTHER INFORMATION

ITEM 2:  CHANGES IN SECURITIES

Sales of Unregistered Securities

The following discussion describes sales of unregistered securities during our third quarter ended September 30, 2001 through a recent date.

      On July 23, 2001, our Board authorized the issuance of 497,000 shares to four persons in consideration for services rendered to us. Philip Lundquist received 347,000 shares valued at $17,350, Victor Hinojosa received

100,000 shares valued at $5,000, Ronan Harris received 25,000 shares valued at $1,250 and Richard N. Jones received 25,000 shares valued at $1,250. We relied on an exemption from registration for a private transaction not involving a public distribution provided by Section 4(2) under the Securities Act.

      During the three month period ended September 30, 2001, our Board authorized the issuance of an aggregate of 2,129,000 shares to eleven investors for cash and services valued at approximately $276,770. We relied on an the Rule 505 limited offering exemption from the registration requirements provided by Section 3(b) and Regulation D of the Securities Act of 1933. The aggregate offering amount is $5 million in a twelve month period.

      In October 2001 we issued 2,500,000 common shares to Stephen E. Brisker, our President, pursuant to a performance agreement we entered into with him in July 2001. These shares were valued at approximately $50,000. We relied on an exemption from registration for a private transaction not involving a public distribution provided by Section 4(2) under the Securities Act.

      In October 2001 we sold 319,833 common shares to Philip E. Lundquist, our Secretary/Treasurer, for $31,833. We relied on an exemption from registration for a private transaction not involving a public distribution provided by Section 4(2) under the Securities Act.


ITEM 5: OTHER INFORMATION

      On July 21, 2001, our Board appointed Stephen E. Brisker as Chief Operating Officer and as a Director. Mr. Brisker will serve as an interim director until the next annual meeting of shareholders. Philip E. Lundquist was appointed to serve as President, CEO, and Secretary/Treasurer. Then on October 8, 2001, our Board appointed Mr. Brisker President and Chief Executive Officer. Mr. Lundquist will continue to serve as our Secretary/Treasurer.

      Mr. Brisker is the President and CEO of DVS Communications, Executive Vice-President of Business Affairs for Smash Media and is Vice-President and Chief Operating Officer of Skgrilla Entertainment. From September 1999 through September 2000 he was employed as Executive Vice President of Urban Radio Broadcasting, LLC. He founded Sheridan Gospel Network in September of 1996 and remained with that company until May 1999. From July 1995 through July 1997 he was President and CEO of Hartcom, Inc. WKND Radio. He received a bachelors degree from Yale University, a masters degree from Wesleyan University and attended New York University Law School.


ITEM 6: EXHIBITS AND REPORTS ON FORM 8-K

(a)  Part II Exhibits.

Exhibit  Description
-------  -------------

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



                                   Halifax International, Inc.




            11/19/01                 /s/ Philip E. Lundquist
Date: ______________________    By:______________________________________
                                   Philip E. Lundquist
                                   Secretary/Treasurer and Director