Form 10QSB/A
period 2001-09-30
HALIFAX INTERNATIONAL INC
filed 2001-11-27
CIK 1100981

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

                        TABLE OF CONTENTS

                  PART I: FINANCIAL INFORMATION

Item 1:  Financial Statements..............................................3

Item 2: Plan of Operations................................................10

                    PART II: OTHER INFORMATION

Item 2: Changes in Securities ............................................11

Item 5: Other Information ................................................12

Item 6:  Exhibits and Reports filed on Form 8-K ..........................12

Signatures................................................................14







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

      We have financed our operations primarily through the sale of our common stock. We believe that our cash needs for the next twelve months will be met by sales of our common shares and the revenues we anticipate from future operations. If necessary, we may rely upon loans from our directors, officers and shareholders; however, these persons are not obligated to provide such funding. Net cashed used for operating activities was $614,039 for the 2001 nine month period. Net cash used by investing activities was $492,324 and was related to investments in our subsidiaries. Net cash provided by financing activities was $1,038,800 for the 2001 nine month period. These financing activities were primarily the results of sales of our common stock. (See, Part II, Item2: Changes in Securities, below)

      We may receive additional proceeds from the exercise of warrants to purchase 2,261,583 common shares which were granted in March 2001. The warrants have exercise prices ranging from $1.00 to $2.00 and expire through January 2006. The holders of the warrants have total discretion whether or not to exercise the warrants and we cannot assure that all of the warrants will be exercised before their expiration. If all outstanding warrants are exercised we would realize $3,392,375 in proceeds.

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

      During the three month period ended September 30, 2001, our Board authorized the issuance of an aggregate of 1,645,000 shares to twelve investors for cash and services valued at approximately $203,500. We relied on an the Rule 505 limited offering exemption from the registration requirements provided by Section 3(b) and Regulation D of the Securities Act of 1933. The aggregate offering amount is $5 million in a twelve month period.

      On October 19, 2001, we issued to thirteen persons an aggregate of 3,278,833 common shares, valued at approximately $65,577. We issued 2,500,000 common shares valued at approximately $50,000 to Stephen E. Brisker, our President, pursuant to a performance agreement we entered into with him in July 2001. We issued 347,000 common shares to Philip E. Lundquist, our Secretary/Treasurer, for $31,833 cash and services valued at $543. We also issued 431,833 common shares to eleven persons in consideration for services valued at approximately $8,637. We relied on an exemption from registration for a private transaction not involving a public distribution provided by
Section 4(2) under the Securities Act.


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



                                  Halifax International, Inc.



                                       /s/ Stephen E. Brisker
Date: 11/19/01                 By:______________________________________
                                  Stephen E. Brisker
                                  President, CEO, and Director




                                    /s/ Philip E. Lundquist
Date: 11/19/01                 By:______________________________________
                                  Philip E. Lundquist
                                  Secretary/Treasurer and Director