Form 10KSB
period 2001-12-31
HALIFAX INTERNATIONAL INC
filed 2002-04-15
CIK 1100981

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                   FORM 1O-KSB


[X]      ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]

                   For the fiscal year ended December 31, 2001

                                       OR

[ ]      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
         SECURITIES AND EXCHANGE ACT OF 1934 [NO FEE REQUIRED]

                        Commission file number: 000-28883

                           Halifax International. Inc.
                           --------------------------
             (Exact Name of Registrant as Specified in its Charter)

Nevada                                      58-2212465
------                                      ----------
(State or other jurisdiction of             (I.R.S. Employer Identification No.)
incorporation or organization)

                       817 W. Peachtree Street, Suite 930
                             Atlanta, Georgia 30308
                                 (404) 816-6100

(Address and telephone number of principal executive offices and principal place of business)

Securities registered pursuant to Section 12(b) of the Act: None.

Securities registered pursuant to Section 12(g) of the Act: Common Stock

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.
Yes [X] No [ ]

Check if disclosure of delinquent filers in response to item 405 of Regulation S-B is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part HI of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

State issuer's revenue for its most recent fiscal year: $446,529.

As of February 1, 2002 the registrant had 18,695,554 shares of common stock outstanding. The aggregate market value of the voting stock held by non-affiliates as of that date was approximately $1,300,000.

Documents incorporated by reference: None.

Transitional Small Business Disclosure Format (check one): Yes [ ] No [X]

                                                 PART I
Item 1.   Description of Business                                                                                 3
Item 2.   Description of Property                                                                                 4
Item 3.   Legal Proceedings                                                                                       4
Item 4.   Submission of Matters to a Vote of Security holders                                                     4

                                                PART II
Item 5.   Market for Common Equity and Related Stockholder Matters                                                5
Item 6.   Management's Discussion and Analysis                                                                    6
Item 7.   Financial Statements                                                                                    7
Item 8.   Changes in and Disagreements with Accountants on Accounting and Financial Disclosure                    7

                                                PART III
Item 9.   Directors and Executive Officers; Promoters and Control Persons; Compliance with
          Section 16(a) of the Exchange Act                                                                       8
Item 10.  Executive Compensation                                                                                  9
Item 11.  Security Ownership of Certain Beneficial Owners and Management                                         10
Item 12.  Certain Relationships and Related Transactions                                                         11
Item 13.  Exhibits and Reports on Form 8-K                                                                       12

                           FORWARD LOOKING STATEMENTS

         In this annual report references to "Ha/fax," "we," "us," and "our" refer to Ha/fax International, Inc. and its subsidiaries.

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

                                     PART I

                         ITEM 1: DESCRIPTION OF BUSINESS

Business Development

         Halifax International was originally incorporated on February 27, 1996 in the state of Nevada as Silver Strike Mining Company, Inc. On February 12, 1999, Silver Strike changed its name to Halifax International, Inc. On February 26, 1999, Halifax acquired Christopher Partners, Inc., a Georgia corporation, as a wholly-owned subsidiary. Christopher Partners had a wholly owned subsidiary, Palau Engineering & Construction Co., Ltd., a Bermuda corporation. On June 14, 2000, Halifax formed a wholly-owned subsidiary, Truscom, Inc., a Japanese corporation, and on June 20, 2001, Halifax incorporated another wholly owned subsidiary, Annapolis Valley Ventures, Inc. in the state of Delaware. In November 2000 we discontinued Palau Engineering operations.

Business

         Halifax International, Inc. is a prepaid product and service company, specializing in wireless technology, financial services, long distance telephone service, local dial tone and a variety of prepaid products and services. Through Annapolis Valley Ventures, Inc., a wholly owned subsidiary, Halifax products and services are available to consumers via our proprietary POS terminals strategically placed throughout the United States through our distributorship network. The Halifax state of the art POS terminal which will enable multiple types of cash-based transactions, with speed, ease and cost, set for domestic distribution in the third quarter, 2002, will be manufactured by our strategic business and investment partner, Hyosung Corporation, located in Seoul, South Korea. Halifax plans United States distribution in 2002 through 2003, and international expansion and distribution of the POS terminals to Europe, South America and Asia commencing in 2003.

         Halifax also operates Truscom, Inc., a Japanese subsidiary of the parent company specializing in secure internet technology for financial transactions and governmental applications. Through contracts entered into with X-Tec, a Florida based company holding the exclusive patent on "Mediametrics"' the latest in secure "net" technology, Truscom has acquired the nonexclusive rights to distribute this technology, in its various applications, throughout Asia and parts of Europe.

         Mediametrics(TM) is a non-finite state based, security solution that enables business and organizations in the public and private sectors to securely process, store, and manage proprietary information. Key areas of focus include secure solutions for electric commerce, embedded systems, transaction and data processing, access control, communications, and Internet banking. As of December 31, 2001 we have invested $1,000,000 in the development of Truscom.

         Through the initial domestic distribution of its POS terminals, Halifax expects to generate revenue from sales of prepaid products, including, but not limited to PIN based long distance cards, wireless cards from major carriers, such as Verizon, AT&T, Cingular, local dial tone service and other products developed for POS sale. Halifax POS terminals will also have the capability to function as virtual ATM machines, capturing transaction fee revenue from the sale of "stored value" cards, electronic checking services, and P2P payments. Though Halifax' initial target consumer market represents more than 40,000,000 estimated "unbanked" Hispanics and other ethnic groups, we have discovered through initial research and test marketing, an expanded and undeveloped market for these products and services. In addition to the college and suburban markets, the Halifax POS terminal will be able to provide valuable transaction services to the estimated 80,000,000 U.S. consumers who do not own or use checking accounts and credit cards.

         Presently, Halifax has contracted with a U.S. based manufacturer offering standard prepaid products, including many of the planned services such as wireless, long distance and local dial tone. With our transition to the proprietary POS unit, Halifax will add new products and services available for domestic and international distribution. They will be distributed via our international POS network, joint distribution agreements with strategic partners and secured internet platforms. Applications include:

                  -  prepaid internet and satellite TV services
                  -  prepaid debit cards
                  -  utility bill payments

         In March 2001 we entered into a letter of intent to acquire WTI Advantage Products, Inc. of Novato, California. In June 2001 we terminated the transaction. We continue to negotiate the terms for the return of the funds advanced to WTI in anticipation of an acquisition of WTI.

Employees.

         Halifax currently has one employee. Our management expects to confer with consultants, attorneys and accountants as necessary. We do not anticipate a need to engage any full-time employees so long as we are developing our business plans for our subsidiaries. We will determine the need for employees as our operations grow.

                         ITEM 2: DESCRIPTION OF PROPERTY

         Halifax does not currently own or lease any property. We utilize office space for the office of our Secretary/Treasurer, Philip Lundquist, for a monthly fee of approximately $3,500.

                            ITEM 3: LEGAL PROCEEDINGS

          On November 26, 2001, Cellmart Wireless, Inc. ("Cellmart") filed a complaint against the Company, Annapolis Valley Ventures, Inc., a wholly owned subsidiary of the Company and Messrs. Lundquist and Brisker in the State of Texas seeking actual damages of approximately $100,000 and unspecified exemplary damages. The litigation arises out of a NonExclusive Distributor Agreement dated July 6, 2001 by and between Cellmart and the Company, and the conduct of the parties thereunder. Under the Agreement, the Company appointed Cellmart as a nonexclusive distributor of POS terminals for the purpose of offering prepaid telecom products and payment services. The Company denies the material allegations of the complaint, and intends to defend this action vigorously.

           ITEM 4: SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

We have not submitted a matter to a vote of our shareholders during the fourth quarter of the 2001 fiscal year.

                                     PART II

        ITEM 5: MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

         Our common stock is listed on the NASD OTC Electronic Bulletin Board under the symbol "HFAX". We have had minimal trading activity in our stock as of this filing. The following table represents the range of the high and low bid prices of our stock as reported by the Nasdaq Trading and Market Services for each fiscal quarter for the last two fiscal years ending December 31, 2001. Such quotations represent prices between dealers and may not include retail markups, markdowns, or commissions and may not necessarily represent actual transactions. We have approximately 400 stockholders of record holding 18,695,554 common shares and five persons hold 976,500 shares of preferred stock as of February 1, 2002, 3,484,583 shares of common stock are unrestricted and the balance, 15,210,971shares, are restricted shares as that term is defined in Rule 144.

         Year              Quarter ended                     High              Low
         ----              -------------                    ------            -----
         2000              March 31,                        $ 4.00            $0.16
                           June 30,                           2.75             1.00
                           September 30,                      1.44             0.44
                           December 31,                       1.00             0.34

         2001              March 31,                         1.125             .050
                           June 30,                           0.61             0.10
                           September 30,                      0.16             0.08
                           December 31,                       0.15            0.025

DIVIDENDS

         We have not declared dividends on our common stock and do not anticipate paying dividends on our common stock in the foreseeable future. However, in September 2000 we issued 976,500 shares of preferred stock to five persons to satisfy demand notes payable of $976,500, with principal and interest. The preferred stock has no voting rights. The preferred stock is entitled to receive cumulative dividends at the rate of eight dollars ($8) per share per annum, payable on the first day of January and July each year. No dividends will be paid to common shareholders until the accumulated dividends have been paid. Upon dissolution or liquidation of Halifax, the preferred stock is entitled to $100 per share and, in the case of voluntary liquidation, a premium equal to five dollars ($5) per share. The preferred stock is convertible for three years at the holders' option into one share of common stock at $1.00.

b) Recent Sales of Unregistered Securities

          The following shares were sold without registration by Halifax during the fourth quarter 2001 and as of a recent date.

          On October 20, 2001 we sold 200,000 shares to two investors for .20 cents a share. We relied on an exemption from registration under the Securities Act of 1933 provided by Section 4(2) as a private transaction not involving a public distribution.

          On November 20, 2001 we sold 300,000 shares to two investor for $60,000 dollars. We relied on an exemption from registration under the Securities Act of 1933 provided by Section 4(2) as a private transaction not involving a public distribution.

          On December 14, 2001 we sold 160,000 shares to one investor for $35,000 dollars. We relied on an exemption from registration under the Securities Act of 1933 provided by Section 4(2) as a private transaction not involving a public distribution.

                  ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS

General. The following discussion and analysis explains trends in the Company's financial condition and results of operations for the years ended December 31, 2001 and 2000. The consolidated financial statements and notes thereto included, as part of the financial statements should be read in conjunction with these discussions.

         The Company incurred a net loss for the twelve months ended December 31, 2001 of $802,399 as compared to a loss of $1,467,461 for the same period in 2000 a decrease of $665,062. The Company recorded revenue of $446,529 for the year ended December 31, 2001 compared to no revenue for the year ended December 31, 2000.

         The decrease in net loss is the result of decreased expenses of approximately $452,044 from the year ended December 31, 2001 over the same period ending December 31, 2000, resulting primarily from the following items:

                  - Decrease in acquisition expenses of $63,000 for the year ended December 31, 2001 over the same period ending December 31, 2000 is the result of our undertaking no acquisition activities during the year;

                  - Decrease in consulting expenses of $341,533 for the year ended December 31, 2001 over the same period ending December 31, 2000 is the result of reduced acquisition and financing activities;

                  - Decrease in interest expense of $7,320 for the year ended December 31, 2001 over the same period ending December 31, 2000 is the result of conversion of debt to common stock;

                  - Decrease in travel expenses of $315,380 for the year ended December 31, 2001 over the same period ending December 31, 2000 is the result of no international activities;

                  - Increase in entertainment and promotion expense of $15,846 for the year ended December 31, 2001 over the same period ending December 31, 2000 is the result of new clients;

                  - Increase in insurance expense of $12,494 for the year ended December 31, 2001 over the same period ending December 31, 2000 is the result of a 2,000,000 life insurance policy on Philip E. Lundquist;

                  - Increase in professional fees of $183,078 for the year ended December 31, 2001 over the same period ending December 31, 2000 is the result of legal consulting and financing fees;

                  - Increase in rent expense of $20,191 for the year ended December 31, 2001 over the same period ending December 31, 2000 is the result of employing two executives; and

                  - Increase in salaries and wages of $48,900 for the year ended December 31, 2001 over the same period ending December 31, 2000 is the result of employment of two (2) people.

         In fiscal 2001 the Company generated sales of $446,529 through the sales of its POS terminals and prepaid telephone products in a 13 week beta site test in Houston, Texas. A lack of funding caused us to discontinue sales through the beta site test. Approximately $24,000 of the total sales was from the sale of POS terminals.

         Our total current liabilities increased by $293,470 to $441,790 at December 31, 2001. The increase in total current liabilities was the result of increased accounts payable, including legal expenses.

Factors Affecting Future Performance Our management intends to actively develop our subsidiaries during the next twelve months. However, because of limited capital available for such development, we may be unsuccessful in these endeavors. Acquisitions of complementary service product lines, technologies or businesses may also adversely affect our operations. These acquisitions may result in a potentially dilutive issuance of equity securities, the incurrence of debt and contingent liabilities, and amortization of expenses related to goodwill and other intangible assets. In addition, acquisitions involve numerous risks, including difficulties in the assimilation of the operations, technologies, services, and products of the acquired companies, along with the diversion of management's attention from other business concerns, risks of entering markets in which we have no or limited direct prior experience and the potential loss of key employees of the acquired company.

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

Financing and Liquidity As of December 31, 2001, we had a cash balance of $10,638, and $1,324,104 in total assets. Our current liability increased from $148,320 to $441,790. Net cash used by operations was $587,119 related to the costs and expense of generating business and acquisition negotiations. Net cash provided by financing activities was $1,124,840 for the year ended December 31, 2001 and came from the sale of common stock. Net cash used for inventory activity was $608,466 and was related to investments in our two subsidiaries. Currently our material commitments include $3,800 for computer equipment. Note payable on demand of $219,790 bear an interest rate of 12% per annum and a 12 month maturity. We are obligated to pay preferred stock dividends of approximately $22,000 due January 1, 2002 and $44,000 due June 30, 2002. In addition we are committed to provide $300,000 in working capital for our subsidiaries.

         We have financed our operations primarily through the sale of common stock and cash flow from operations.

         We believe that our cash needs for the next twelve months will be met by sales of our common shares in private placements, debt financings and, if necessary, loans from our directors, officers and shareholders. However, we cannot assure that private placements will provide sufficient funds needed for the development of our business. We also note that if we issue more shares of our common stock our shareholders may experience dilution in the value per share of their common stock.

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

                          ITEM 7: FINANCIAL STATEMENTS

         Reference is made to the financial statements for the years ended December 31, 2001 and 2000 which are attached to this Form 10-KSB report.

              ITEM 8: CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS

         The Jeffries Group, Certified Public Accountants has served as the Company's principal independent accountant continuously since February 1999.

                                   PART III

              ITEM 9: DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

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

                                                                              Director or
Name                     Age      Position Held                               Officer Since
----                     ---      -------------                               ----------------
Stephen E. Brisker       50       President and Chief                         July 21, 2001
                                  Executive Officer, Director

Philip E. Lundquist      66       Chairman/Secretary/Treasurer, Director      January 26, 1999

Ronan A. Harris          30       Director                                    December 3, 1999

STEPHEN E. BRISKER - Mr. Brisker is the President and CEO of DVS Communications, Executive Vice-President of Business Affairs for Smash Media and is Vice-President and Chief Operating Officer of Skgrilla Entertainment. From September 1999 through September 2000 he was employed as Executive Vice President of Urban Radio Broadcasting, LLC. He founded Sheridan Gospel Network in September of 1996 and remained with that company until May 1999. From July 1995 through July 1997 he was President and CEO of Hartcom, Inc. WKND Radio. He received a bachelors degree from Yale University, a masters degree from Wesleyan University and attended New York University of School of Law.

PHILIP E. LUNDQUIST - Mr. Lundquist served as Secretary/Treasurer and a Chairman of the Board of Christopher Partners since 1996. He was appointed to the same offices for Halifax in January of 1999. From 1988 to the present he has served as President of Lundquist Advisory Company, a company which provides corporate finance advisory services. He has held management positions at Reynolds Securities, Montgomery Securities, Inc. and Alex Brown & Sons in Miami, San Francisco and Baltimore, He was Director of Corporate Finance of Deloitte & Touche, Atlanta, Georgia. Mr. Lundquist graduated from Williams College with a bachelors degree in political science and economics in 1957. During 1962 to 1964, he attended the Institute of Investment Banking at the Wharton School of Business, University of Pennsylvania.

RONAN A. HARRIS - Mr. Harris is the Chief Operating Officer for Truscom and has served in that position since June 2000. In January 1999 he founded Aubyn Management Ltd. which specializes in developing new markets and business opportunities in Japan. From 1996 to January 1999 he was employed as a consultant for JJ International, a financial consulting business, From December 1993 to February 1996 he was employed as an engineer at Mitsubishi Corporation. He graduated with honors from The University of Dublin with a degree in Electrical Engineering. Following his graduation, Mr. Harris was recruited by Mitsubishi Chemical Corporation and moved to Japan.

b. COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT.

          Section 16(a) of the Securities Exchange Act of 1934 requires our directors, executive officers and persons who own more than ten percent of a registered class of our equity securities, to file with the Securities and Exchange Commission ("SEC") initial reports of ownership and reports of changes in ownership of common stock and our other equity securities. Officers, directors and greater than ten-percent beneficial owners are required by SEC regulations to furnish us with copies of all Section 16(a) reports they file. Based solely upon review of the copies of such forms furnished to us during the fiscal year ended December 31, 2001, we believe all filing requirements under Section 16(a) were complied with in a timely manner.

                         ITEM 10: EXECUTIVE COMPENSATION

         The following table shows the compensation paid to our executive officers and directors for services rendered to Halifax and our subsidiaries in all capacities during the past three fiscal years.

--------------------------------------------------------------------------------
                                 COMPENSATION TABLE
--------------------------------------------------------------------------------
                                 Annual Compensation
--------------------------------------------------------------------------------
NAME AND PRINCIPAL             FISCAL   SALARY       BONUS     OTHER ANNUAL
Position                                                       COMPENSATION
--------------------------------------------------------------------------------
Stephen E. Brisker             2001                   $0        $ 43,000(1)
President and Chief
Executive Officer

--------------------------------------------------------------------------------
Victor A. Hinojosa             2001       $0          $0        $ 44,100(2)
President                      2000       $0          $0        $311,276(2)
Resigned 7/20/2001             1999       $0          $0        $198,376(2)

--------------------------------------------------------------------------------
Philip E. Lundquist            2001       $0          $0        $ 65,380(2)
Secretary/Treasurer            2000       $0          $0        $289,818(3)
                               1999       $0          $0        $161,507(4)
--------------------------------------------------------------------------------
Ronan A. Harris                2001                             $  8,800(5)
Director                       2000       $0          $0        $ 26,000(6)
                               1999       $0          $0        $      0

--------------------------------------------------------------------------------
Yoshihiko Komatsubara          2001                             $ 10,000(7)
Director                       2000       $0          $0        $ 10,000(8)
Resigned 6/29/2001             1999       $0          $0        $      0

--------------------------------------------------------------------------------

(1) Includes $18,000 for consulting services and expense reimbursement and 2,500,000 shares of common stock valued at $25,000
(2) 2,500,000 shares of common stock issued to Brisker and valued at $125,000.
(3) Paid for consulting services and expense reimbursement for business development.
(4) Includes $189,818 paid for consulting services and expense reimbursement and 100,000 shares of common stock valued at $100,000.
(5) Includes $111,507 paid for consulting services and expense reimbursement and 100,000 shares of common stock valued at $50,000.
(6)      Includes 44,000 shares of common stock valued at $8,800.
(7)      Includes 86,000 shares of common stock valued at $26,000.
(8)      Includes 100,000 shares of common stock valued at $10,000.
(9)      Includes 50,000 shares of common stock valued at $10,000.

         On July 21, 2001, our Board appointed Stephen E. Brisker as Chief Operating Officer and as a Director. Mr. Brisker will serve as an interim director until the next annual meeting of shareholders. Philip E. Lundquist was appointed to serve as President, CEO, and Secretary/Treasure. Then on October 8, 2001, our Board appointed Mr. Brisker President and Chief Executive Officer. Mr. Hinojosa resigned as President and Chief Executive Officer on July 20, 2001, and resigned as a Director on January 21, 2002. Mr. Lundquist will continue to serve as our Secretary/Treasurer.

Compensation of Directors

         We do not have any standard arrangement for compensation of our directors for any services provided as director, including services for committee participation or for special assignments.

Employment Contracts and Termination of Employment, and change-in-control Arrangements.

         On June 1, 2002, we entered into a 4-year Employment Agreement with Mr. Brisker. Mr. Brisker's employment term is automatically extended for an addition year after the initial term unless we or Mr. Brisker terminate the Employment Agreement at least 180 days prior to the expiration of the initial term for any reason. The term is extended from year to year thereafter, unless we or Mr. Brisker terminate the Employment Agreement for any reason. We may terminate the Employment Agreement at any time "for cause" as defined in that Agreement. The Employment Agreement provides for an annual salary of $180,000 and an annual bonus of up to $60,000 as determined by the Board of Directors. Pursuant to the terms of the Employment Agreement, we issued 500,000 shares of our common stock to Mr. Brisker on July 1, 2001 and we issued 2,000,000 shares of our common stock to Mr. Brisker on October 1, 2001. The Employment Agreement provides for the payment by us of premiums on a $1,000,000 ten (10) year term life insurance policy on Mr. Brisker's life. Such policy is to be owned by Mr. Brisker or his designee. The Employment Agreement contains non-solicitation of our employees, non-solicitation of our customers and non-competition provisions.

         In the event we have a "change of control" as defined in the Employment Agreement, Mr. Brisker may treat the Employment Agreement as terminated, and upon such termination Mr. Brisker will be entitled to one year's salary and all non-vested stock grants will immediately vest.

         Pursuant to the terms of the Employment Agreement, we agreed to issue to Mr. Brisker 500,000 shares of our common stock according to a schedule based on the number of our POS terminals installed.

         Mr. Brisker will be granted stock options to purchase 500,000 shares of our common stock. The stock options are to be incentive stock options and will be granted upon the adoption of a stock option plan and its approval by our stockholders. These were the only stock options which were provided for during 2001. The stock options vest at the rate of 166,666 shares each July 1, commencing July 1, 2002.

                ITEM 11: SECURITY OWNERSHIP OF CERTAIN BENEFICIAL
                              OWNERS AND MANAGEMENT

         The following table sets forth the beneficial ownership of our outstanding common stock of; (i) each of our executive officers, (ii) each of our directors and (iii) all executive officers and directors as a group. There is not any other person or group known by us to own beneficially more than 5% of our outstanding common stock. Beneficial ownership is determined in accordance with the rules of the SEC and generally includes voting or investment power with respect to securities. Except as indicated by footnote, the persons named in the table below have sole voting power and investment power with respect to all shares of common stock shown as beneficially owned by them. The percentage of beneficial ownership is based on 18,695,554 shares of common stock outstanding as of February 1, 2002.

                                   MANAGEMENT

                                                            Common Stock Beneficially Owned
                                                     --------------------------------------------
Name and Address of                                  Number of Shares of               Percentage
Beneficial Owners                                    Common Stock                      of Class
-------------------                                  -------------------               ----------
Stephen E. Brisker                                   2,500,000                          13.37%
1735 Lake Winds Dr.
Missouri City, Texas

Victor A. Hinojosa                                   1,204,000                           6.44%
515 East Las Olas Blvd., #1150
Ft. Lauderdale, Florida 33301

Philip E. Lundquist                                   1,816,833                           9.72%
817 W. Peachtree Street
Suite 930
Atlanta, Georgia 30308

Ronan A. Harris                                         239,323                           1.28%
Aoyama Palacio Tower liE
3-6-7 Kita-Aoyama
Minato-ku, Tokyo 107-0061, Japan

Yoshihiko Komatsubara                                   420,000                           2.25%
Aoyama Palacio Tower 1 lF
3-6-7 Kita-Aoyama
Minato-ku
Tokyo 107-0061, Japan

All executive officers and directors
as a group                                            4,556,156                          24.37%

             ITEM 12: CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         The following information summarizes certain transactions we have either engaged in the last two years or propose to engage in involving our executive officers, directors, more than 5% stockholders, or immediate family members of such persons.

         During fiscal year 2001, we paid Stephen Brisker, our President and Chief Executive Officer $18,000 for consulting services and expense reimbursement for business development, and we issued to him 2,500,000 shares of common stock, valued at $25,000.

         During fiscal years 2001 and 2000 we have paid Victor Hinojosa, our President and Director, $44,100 and $311,276, respectively, for consulting services and expense reimbursement for business development.

         During fiscal year 2001, we paid Philip E. Lundquist $65,380 for salary and expense reimbursement for business development.

         During fiscal year 2000 we paid Philip Lundquist, our Secretary/Treasurer, $157,696 for salary and expenses and paid his company, Lundquist Advisory, $32,122 for consulting services and expense reimbursement. During fiscal year 1999 we paid him an aggregate of $111,507 for consulting services. We issued 100,000 shares valued at $50,000 to him on January 15, 2000, as compensation for his services as an officer and director during fiscal year 1999. On February 24, 2000 we issued 100,000 shares valued at $100,000 as compensation for services rendered on our behalf and expense reimbursement. On December 29, 2000 we issued 400,000 common shares to Philip Lundquist, to satisfy a loan to us for $200,000, plus eighteen percent (18%) interest.

         During fiscal year 2001, we issued 44,000 shares valued at $8,800 to Ronan Harris, our director, as compensation for services rendered to us. On August 9,2000 we issued 75,000 shares valued at $15,000 to Ronan Harris, our Director, as compensation for services rendered to us. On December 13, 2000 we issued 44,000 shares to him, of which he paid $33,000 for 33,000 of the shares and the remaining 11,000 shares, valued at $11,000, were issued to him as compensation for his services.

         During fiscal year 2001, we issued 100,000 shares valued at $10,000 to Yoshihiko Komatsubara, our director, as compensation for services rendered to us. On July 6, 2000 we sold 270,000 common shares to Yoshihiko Komatsubara, our Director, for $270,000. On August 9,2000 we issued 50,000 shares, valued at $10,000 to him as compensation for services rendered.

                    ITEM 13: EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits

Exhibit No.   Description
-----------   -----------
2.1           Agreement and Plan of Reorganization between Silver Strike Nevada and Christopher Partners, Inc., dated January29, 1999.
              (Incorporated by reference to Exhibit No. 8.1, to Form 10-SB, filed January 13, 2000.)
3.1           Articles of Incorporation of Silver Strike Mining Company, Inc.
              (Incorporated by reference to Exhibit No. 2.1, to Form 10-SB, filed January 13, 2000.)
3.2           Certificate of Amendment to the Articles of Incorporation filed
              July 8, 1996. (Incorporated by reference to Exhibit No. 2.2, to
              Form 10-SB, filed January 13, 2000.)
3.3           Articles of Merger filed July 18, 1996. (Incorporated by reference to Exhibit No. 2.3, to Form 10-SB, filed January 13, 2000.)
3.4           Certificate of Amendment to Articles of Incorporation filed July
              23, 1998. (Incorporated by reference to Exhibit No. 2.4, to Form
              10-SB, filed January 13, 2000.)
3.5           Certificate of Amendment to Articles of Incorporation filed
              February 12, 1999. (Incorporated by reference to Exhibit No. 2.5, to Form 10-SB, filed January 13, 2000.)
3.6           Articles of Share Exchange filed February 26, 1999. (Incorporated by reference to Exhibit No. 2.6, to Form 10-SB, filed January 13,
              2000.)
3.7           Amended and Restated Bylaws of Halifax International, Inc.
              (Incorporated by reference to Exhibit No. 2.7, to Form 10-SB, filed January 13, 2000.)
4.1           Preferred Stock Document. (Incorporated by reference to Exhibit
              No.4.1 to Form 1 0-QSB, filed November 13, 2000.)
10.1          Exclusive Sales Representative Agreement between Truscom and XTec, dated October 11, 2000. (Incorporated by reference to Exhibit No.
              10.1 to the Form 10-QSB, filed November 13, 2000.)
10.2          Consultant Agreement between Halifax and Columbia Financial Group,
              Inc., dated January 2, 2001. (Incorporated by reference to Exhibit
              10.2 to the Form 10-KSB, filed March 29, 2001).
10.3          Employment Agreement between Stephen E. Brisker and Halifax
              International, Inc., dated June 1, 2001.

(b) Reports of Form 8-K

         No reports on Form 8-K were filed by the Company during the last quarter of the most recent fiscal year.

                                   SIGNATURES

         In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


Date April 12, 2002            Halifax International, Inc.



                               By: /s/ Stephen E. Brisker
                                   --------------------------------------------
                                   Stephen E. Brisker, President
                                   (principal executive officer) and Director


         Pursuant to the requirements of the Securities Exchange Act of 1934, This report has been signed below by the following person on behalf of the Registrant and in the capacities and on the dates indicated.



Date: April 12, 2002              By: /s/ Philip E. Lundquist
                                     ------------------------------------------
                                  Philip E. Lundquist, Director and Treasurer
                                  (its principal financial officer)



Date:                             By:
     ---------------                 ------------------------------------------
                                  Ronan A. Harris, Director

                          INDEPENDENT AUDITORS' REPORT



To the Board of Directors and Shareholders
Halifax International, Inc.
Atlanta, Georgia

We have audited the accompanying balance sheets of Halifax International, Inc. as of December 31, 2001 and the related statements of income, retained earnings and cash flows for the twelve months then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly in all material respects the financial position of Halifax International, Inc. as of December 31, 2001 and the results of their operations and their cash flows for the twelve months then ended in conformity with generally accepted accounting principles consistently applied.

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


THE JEFFRIES GROUP
Certified Public Accountants
Atlanta, Georgia
March 4, 2002

                          HAILIFAX INTERNATIONAL, INC.

                                 Balance Sheets

                           December 31, 2001 and 2000



                                       ASSETS


Current Assets                                                      2001                 2000
                                                                -----------          -----------
  Cash                                                          $    10,638          $    81,383

Other Assets

Investment in Annapolis Valley Ventures, Inc.                        95,000                   --
Investment in Truscom, Inc.                                       1,093,466              705,000
Investment in WTI Advantage Products, Inc.                          125,000                   --
                                                                -----------          -----------

   Total Other Assets                                             1,313,466              705,000

         TOTAL ASSETS                                           $ 1,324,104          $   786,383
                                                                -----------          -----------

                           LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES

Accounts Payable                                                $   222,000          $        --
Accrued Interest                                                         --                6,720
Notes Payable                                                       219,790              141,600
                                                                -----------          -----------

    Total Current Liabilities                                       441,790              148,320

STOCKHOLDERS' EQUITY

Common Stock - 20,000,000 shares authorized,                      6,175,549            5,128,899
  18,345,554 issued and outstanding
Preferred Stock - 10,000,000 shares authorized,                     976,500              976,500
  976,5000 issued and outstanding
Retained earnings                                                (6,036,215)          (5,467,336)
Accumulated Other Comprehensive Income                             (233,520)                  --
                                                                -----------          -----------

   Total Stockholders' Equity                                       882,314              638,063

         TOTAL LIABILITIES AND
                  STOCKHOLDERS' EQUITY                          $ 1,324,104          $   786,383
                                                                -----------          -----------

                           HALIFAX INTERNATIONAL, INC.
                         Statement of Income and Expense
             For the Twelve Months Ended December 31, 2001 and 2000

                                                                   2001                 2000
                                                                -----------          -----------
Income
   Sales                                                        $   446,529          $        --

Cost of Sales                                                       334,022
                                                                -----------          -----------

Gross Margin                                                        112,507

Expenses
  Acquisition expenses                                                   --               63,000
  Automobile expenses                                                12,013               13,858
  Bank charges                                                        3,855                3,084
  Consulting fees                                                   107,721              449,254
  Contributions                                                         150                  960
  Entertainment and promotion                                        40,966               25,120
  Insurance                                                          13,081                  587
  Interest                                                              900                8,220
  Licenses                                                              662                   --
  Miscellaneous                                                         370                1,142
  Office expenses                                                    17,684               19,613
  Postage and courier                                                   108
  Professional fees                                                 535,728              352,650
  Rent                                                               96,256               76,065
  Salaries and wages                                                 48,900
  Subscriptions and dues                                                500                  361
  Telephone                                                           3,664                5,308
  Travel                                                            132,859              448,239
                                                                -----------          -----------
      Total Expenses                                              1,015,417            1,467,461

  NET INCOME FROM OPERATIONS                                    $  (568,888)         $(1,467,461)

OTHER INCOME AND EXPENSE
  Interest income                                                         9
  Unrealized loss on investment                                    (233,520)
                                                                -----------

     NET INCOME                                                 $  (802,399)         $(1,467,461)
                                                                -----------          -----------

                           HALIFAX INTERNATIONAL, INC.

                         STATEMENTS OF RETAINED EARNINGS
             For the Twelve Months Ended December 31, 2001 and 2000

                                                                   2001                  2000
                                                                -----------          -----------
RETAINED EARNINGS - BEGINNING OF YEAR                           $(5,467,336)         $(3,999,875)

NET INCOME                                                         (568,879)          (1,467,461)
                                                                -----------          -----------

RETAINED EARNINGS - END OF YEAR                                 $(6,036,215)         $(5,467,336)
                                                                -----------          -----------

                           HALIFAX INTERNATIONAL, INC.

                            STATEMENTS OF CASH FLOWS

             FOR THE TWELVE MONTHS ENDED DECEMBER 31, 2001 AND 2000

                                                                   2001                  2000
                                                                -----------          -----------
Cash Flows from Operating Activities
  Net Income                                                    $  (568,879)         $(1,467,461)
     Accumulated Other Comprehensive Income                        (233,520)
     Changes in:
        Accounts Payable                                            222,000
         Accrued Interest                                            (6,720)               6,720
                                                                -----------          -----------
  Net cash used by operating activities                            (587,119)          (1,460,741)

CASH FLOWS FROM FINANCING ACTIVITIES

  Issuance of promissory notes                                       78,190
  Repayment of promissory notes                                                         (874,150)
  Issuance of Common Stock                                        1,046,650            2,398,260
  Issuance of Preferred Stock                                                            976,500
                                                                -----------          -----------
   Net cash used by financing activities                          1,124,840            2,500,610

CASH FLOWS FROM INVESTING ACTIVITIES
  Disposal of Palau Contract
  Investments in Related Companies                                 (608,466)            (645,000)
                                                                -----------          -----------
     Net Cash used by investing activities                         (608,466)            (645,000)

         NET INCREASE (DECREASE) IN CASH                            (70,745)             394,869


CASH - BEGINNING OF PERIOD                                           81,383             (313,486)
                                                                -----------          -----------

CASH - END OF PERIOD                                            $    10,638               81,383
                                                                -----------          -----------

                           HALIFAX INTERNATIONAL, INC.

                          NOTES TO FINANCIAL STATEMENTS

                                DECEMBER 31, 2001


NOTE 1 - PLAN OF REORGANIZATION AND ACQUISTION


On February 26, 1999, Halifax International, Inc. (formerly Silver Strike Mining Company, "the Company") acquired Christopher Partners, Inc. through the issuance of 5,414,111 shares of common stock. Shareholders of Silver Striker Mining Company received a total of 1,022,5000 shares of Halifax International, Inc. common stock and $125,000. The Company also authorized a name change to Halifax International, Inc. upon the effective date of the merger. This merger is treated as a reverse acquisition and, therefore, all historical information is that of the accounting survivor Christopher Partners, Inc.

NOTE 2 - CONSOLIDATION POLICY

These consolidated financial statements include the books of Halifax International, Inc. (formerly Silver Strike Mining Company) and its wholly owned subsidiaries Christopher Partners, Inc. and Truscom, Inc. All intercompany transactions and accounts have been eliminated.

NOTE 3 - RELATED PARTY TRANSACTIONS

Fees and expenses paid to related parties (officers and shareholders) for the nine months ended December 31, 2001 consisted of the following:

         Payee                                 Amount
         -----                                -------
Victor J. Hinojosa                            $44,100

Phillip E. Lundquist                           65,360

NOTE 4 - INVESTMENT IN TRUSCOM, INC.

Truscom, Inc. is a wholly-owned subsidiary of Halifax International, Inc. Truscom, inc. owns a non-exclusive sales representation agreement for Japan with XTEC, Inc. of Miami, Florida and is valued at cost.

NOTE 5 - INVESTMENT IN WTI ADVANTAGE PRODUCTS, INC.

The acquisition of WTI Advantage Products, Inc. has been terminated. Negotiations to recover the investment are continuing.

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

                           HALIFAX INTERNATIONAL, INC.

                        Schedule of Stockholders' Equity

          From September 25, 1995 (inception) through December 31. 2001

                                                                                                      RETAINED       STOCKHOLDERS'
                                             COMMON STOCK                  PREFERRED STOCK            EARNINGS          EQUITY
                                     --------------------------          --------------------        ---------       -------------
                                        Shares         Amount            Shares        Amount
Founders' Stock 9/25/95               6,000,000
Issuance of Common Stock              1,000,000         100,000
(Investor group)                     __________      __________
Balance 12/31/95                      7,000,000         100,000                                      $        --      $        --
Issuance of Common Stock                754,500         754,500
Services                                672,500
Net Income                             (734,591)
Balance 12/31/96                      8,427,000         854,500                                         (734,591)         119,909
Issuance of Common Stock                444,900         444,900                                         (734,591)
Services                                285,500
Net Income                                                                                              (435,353)
Balance 12/31/97                      9,157,400       1,299,400                                       (1,169,944)         129,456
Issuance of Common Stock              1,064,990         990,434
Services                                605,832
Net Income                                                                                              (905,505)
Balance 12/31/98                     10,828,222       2,289,834                                       (2,075,449)         214,385
Reverse stock split (2.1),
   2/26/99                           (5,414,111)
Issuance of Common Stock              1,022,500        (125,000)
Issuance of Common Stock                634,200         565,805
Services                                311,410
Net Income                                                                                            (1,924,426)
Balance 12/31/99                      7,382,221       2,730,639                                       (3,999,875)      (1,269,236)
Issuance of Common Stock              1,744,000       2,023,260
Conversion of Notes Payable                                             976,500       976,500
Into Preferred Stock,
9/30/00
Conversion of Note Payable              375,000         375,000
Into Common Stock
Services                                884,000
Net Income                                                                                            (1,467,461)
Balance 12/31/2000                   10,385,221       5,128,899         976,500         976,500       (5,467,336          638,063
Issuance of Common Stock              3,008,583       1,046,650
Services                              4,951,750
Net Income                                                                                              (568,879
Accumulated Other Compre-                                                                                                (233,520)

Hensive Income
Balance 12/31/2001                   18,345,554       6,175,549         976,500         976,500        6,036,215          882,314
                                    ===========      ==========      ==========      ==========      ===========      ===========