Form 10QSB
period 2002-03-31
HALIFAX INTERNATIONAL INC
filed 2002-07-17
CIK 1100981

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

[X]	Quarterly Report Under Section 13 or 15(d) of the Securities Exchange Act of 1934

For Quarter Ended: March 31, 2002

OR

[ ]	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

Commission File No. 000-28883

HALIFAX INTERNATIONAL, INC.
(Exact name of registrant as specified in its charter)

Nevada	58-2212465
(State of incorporation)	(I.R.S. Employer Identification No.)

1108 Oglethorpe Drive
Atlanta, Georgia 30319
(404) 816-1600

(Address and telephone number of principal executive offices and principal place of business)

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

     As of June 30, 2002, the Registrant had a total of 19,338,554 shares of common stock issued and outstanding.

PART I: FINANCIAL INFORMATION

ITEM 1: FINANCIAL STATEMENTS

     The financial information set forth below for the three month periods ended March 31, 2002 and March 31, 2001, is unaudited. This financial information, in the opinion of management, includes all adjustments consisting of normal recurring entries necessary for the fair presentation of such data. The results of operations for the three months ended March 31, 2002 are not necessarily indicative of results to be expected for any subsequent period.

HALIFAX INTERNATIONAL, INC.

Balance Sheets

March 31, 2002 and December 31, 2001

ASSETS

	3/31/2002	12/31/2001

Current Assets
Cash	$67,851	$10,638
Other Assets
Investment in Annapolis Valley Ventures, Inc.	$95,000	$95,000
Investment in Truscom, Inc.	$1,093,466	$1.093,466
Investment in WTI Advantage Products, Inc.	$25,000	$125,000

Total Other Assets	$1,213,466	$1,313,466
TOTAL ASSETS	$1,281,317	$1,438,466

LIABILITIES AND STOCKHOLDER’S EQUITY
Current Liabilities
Accounts Payable	$246,000	$222,000
Notes Payable	$233,450	$219,790
Total Current Liabilities	$479,450	$441,790
Stockholders’ Equity
Common Stock – 20,000,000 shares authorized, 19,160,554 issued and outstanding	$6,240,549	$6,175,549
Preferred Stock – Convertible, Cumulative, Nonvoting 10,000,000 shares authorized, 976,500 issued and outstanding	$976,500	$976,500
Retained earnings	$(6,081,662)	$(6,036,215)
Accumulated Other Comprehensive Income	$(333,520)	$(233,520)

Total Stockholders’ Equity	$801,867	$882,314
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$1,281,317	$1,324,104

HALIFAX INTERNATIONAL, INC.

Statement of Income and Expense
For the Three Months Ended March 31, 2002 and 2001

	2002	2001

Income	$70,611	$—
Cost of Sales	$11,030	$—
Gross Margin	$59,581	$—
Expenses
Automobile expenses	$3,307	$2,154
Bank charges	$1,265	$718
Consultants	$42,293	$38,902
Entertainment and promotion	$10,236	$10,391
Insurance	$3,012	$—
Marketing	$888	$—
Miscellaneous	$—	$70
Office expenses	$670	$7,442
Professional fees	$20,934	$94,561
Rent	$11,732	$19,164
Supplies	$—	$47
Telephone	$2,153	$1,572
Travel	$8,538	$63,090

Total Expenses	$105,028	$238,111
Net Income from Operations	$(45,447)	$(238,111)
Other Income and Expense
Unrealized loss on investment	$(100,000)	$—

Net Income	$(145,447)	$(238,111)

HALIFAX INTERNATIONAL, INC.

Statements of Retained Earnings

For the Three Months Ended March 31, 2002 and 2001

	2002	2001

Retained Earnings – Beginning of Period	$(6,036,215)	$(5,467,336)
Net Income	$(45,447)	$(238,111)

Retained Earnings – End of Period	$(6,081,662)	$(5,705,447)

HALIFAX INTERNATIONAL, INC.

Statements of Cash Flows

For the Three Months Ended March 31, 2002 and 2001

	2002	2001

Cash Flows From Operating Activities
Net Income	$(45,447)	$(238,111)
Changes in:
Accounts payable	$24,000	$—
Accrued Interest	$—	$(244,831)
Net cash used by operating activities	$(21,447)	$(244,831)
Cash Flows From Financing Activities
Issuance of Promissory notes	$13,660	$21,500
Issuance of Note receivable	$—	$(45,000)
Issuance of Common Stock	$65,000	$701,500

Net cash provided by financing activities	$78,660	$678,000
Cash Flows From Investing Activities
Investments in Related Companies	$—	$(349,415)

Net cash used by investing activities	$—	$(349,415)
Net Increase (Decrease) In Cash	$57,213	$83,754
Cash – Beginning of Period	$10,638	$81,383

Cash – End of Period	$67,851	$165,137

HALIFAX INTERNATIONAL, INC.

Notes to Financial Statements

March 21, 2002

NOTE 1 – PLAN OF REORGANIZATION AND ACQUISITION

On February 26, 1999, Halifax International, Inc. (formerly Silver Strike Mining Company, “the Company”) acquired Christopher Partners, Inc. through the issuance of 5,414,111 shares of common stock. Shareholders of Silver Striker Mining Company received a total of 1,022,500 shares of Halifax International, Inc. upon the effective date of the merger. This merger is treated as a reverse acquisition and, therefore, all historical information is that of the accounting survivor Christopher Partners, Inc.

NOTE 2 – CONSOLIDATION POLICY

These consolidated financial statements include the books of Halifax International, Inc. (formerly Silver Strike Mining Company) and its wholly owned subsidiaries Christopher Partners, Inc. and Truscom, Inc. All intercompany transactions and accounts have been eliminated.

NOTE 3 – RELATED PARTY TRANSACTION

Fees and expenses paid to related parties (officers and shareholders) for the nine months ended March 31, 2002 consisted of the following:

Payee	Amount

Victor J. Hinojosa	$44,100
Philip E. Lundquist	$65,360

NOTE 4 – INVESTMENT IN TRUSCOM, INC.

Truscom, Inc. is a wholly-owned subsidiary of Halifax International, Inc. Truscom, Inc. owns a non-exclusive sales representation agreement for Japan with XTEC, Inc. of Miami, Florida and is valued at cost.

NOTE 5 – INVESTMENT IN WTI ADVANTAGE PRODUCTS, INC.

The acquisition of WTI Advantage Products, Inc. has been terminated. Negotiations to recover the investment are continuing.

NOTE 6 – NOTES PAYABLE

Notes payable bear interest at the annual rate of 12% and have a maturity of 12 months.

HALIFAX INTERNATIONAL, INC.

Notes to Financial Statements

March 31, 2002

NOTE 7 – WARRANTS

In January 2001, a total of 500,000 warrants to purchase common stock; 250,000 at exercise price of $1.00 for 3 years, 250,000 at exercise price of $2.00 for 5 years, were granted.

In March 2001, a total of 1,761,583 warrants to purchase common stock at exercise price of $1.50, expiring March 2003, were issued to investors who purchased stock from 1996 through 1998.

HALIFAX INTERNATIONAL, INC.

Schedule of Stockholders’ Equity
From September 25, 1995 (inception) through March 31, 2002

	Common Stock		Preferred Stock		Retained	Stockholders'
	Shares	Amount	Shares	Amount	Earnings	Equity

Founders’ Stock, 9/25/95	6,000,000
Issuance of Common Stock	1,000,000	$100,000
(Investor group)	—	—

Balance, 12/31/95	7,000,000	100,000
Issuance of Common Stock	754,500	754,500
Services	672,500
Net Income					(734,591)
Balance, 12/31/96	8,427,000	854,500			(734,591)	119,909
Issuance of Common Stock	444,900	444,900
Services	285,500
Net Income					(435,353)
Balance, 12/31/97	9,157,400	1,299,400			(1,169,944)	129,456
Issuance of Common Stock	1,064,990	990,434
Services	605,832
Net Income					(905,505)
Balance, 12/31/98	10,828,222	2,289,834			(2,075,449)	214,385
Revere stock split (2:1) 2/26/99	(5,414,111)
Issuance of Common Stock And cash	1,022,500	(125,000)
Issuance of Common Stock	634,200	565,805
Services	311,410
Net Income					(1,924,426)
Balance, 12/31/99	7,382,221	2,730,639			(3,999,875)	(1,269,236)
Issuance of Common Stock	1,744,000	2,023,260
Conversion of Notes Payable Into Preferred Stock, 9/30/00			976,500	976,500
Conversion of Note Payable Into Common Stock	375,000	375,000
Services	884,000
Net Income					(1,467,461)
Balance, 12/31/2000	10,385,221	5,128,899	976,500	976,500	(5,467,336)	638,063
Issuance of Common Stock	3,008,583	1,046,650
Services	4,951,750
Net Income					(568,879)
Accumulated Other Comprehensive Income						(233,520)
Balance, 12/31/2001	18,345,554	6,175,549	976,500	976,500	(6,036,215)	882,314
Issuance of Common Stock	650,000	65,000
Services	165,000
Net Income					(45,447)
Accumulated Other Comprehensive Income						(100,000)
Balance, 3/31/2002	19,160,554	6,240,549	976,500	976,500	6,081,662	801,867

     In this report references to “Halifax,” “we,” “us,” and “our” refer to Halifax International, Inc.

FORWARD LOOKING STATEMENTS

     This Form 10-QSB contains certain forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. For this purpose any statements contained in this Form 10-QSB that are not statements of historical fact may be deemed to be forward-looking statements. Without limiting the foregoing, words such as “may,” “will,” “expect,” “believe,” “anticipate,” “estimate” or “continue” or comparable terminology are intended to identify forward-looking statements. These statements by their nature involve substantial risks and uncertainties, and actual results may differ materially depending on a variety of factors, many of which are not within Halifax’s control. These factors include but are not limited to economic conditions generally and in the industries in which Halifax may participate; competition within Halifax’s chosen industry, including competition from much larger competitors; technological advances and failure by Halifax to successfully develop business relationships.

ITEM 2: MANAGEMENT’S DISCUSSION AND ANALYSIS

General

     We recorded net losses for the past two fiscal years and the three months period ended March 31, 2002. We recorded revenues of $446,529 for the fiscal year ended December 31, 2001 and $70,611 for the three months ended March, 31 2002 compared to no revenues for comparable quarter 2001. We must continue to develop assets and profitable operations and/or obtain financing to continue as a going concern.

Results of Operations

     We recorded revenue $70,611 for the three months ended March 31, 2002. We had no revenue in the comparable period in 2001. Revenue in the quarter ended March 31, 2002 was the result of sales of point-of-sale equipment and product sales.

     Cost of sales, which includes the cost of equipment was $334,022 in fiscal 2001 and $11,000 in the first quarter of 2002. Operating expenses were $105,028 for the three months ended March 31, 2002, a reduction of $133,000 from the comparable period in 2001. Our net loss from operations was $145,447 for the quarter ended March 31, 2002 compared to a net loss from operations of $238,111 for the quarter ended March 31, 2001. The net loss from operations included a markdown of $100,000 in the value of WTI Advantage Products, Inc.

Liquidity and Capital Resources

     We have an accumulated deficit of $6,081,375 at the three month period ended March 31, 2002. As of March 31, 2002, we had $67,851 in cash and total assets of $1,281,317, with total current liabilities of $479,450. Our material commitments for the next twelve months are notes payable on demand of $233,450, which bear an annual interest rate of 12% and have a maturity of 12 months. We also intend to continue to make investments in our subsidiaries during the next twelve months.

     We have financed our operations primarily through the sale of our common stock. We believe that our cash needs for the next twelve months will be met by sales of our common shares and the revenues we anticipate from future operations. If necessary, we may rely upon loans from our directors, officers and shareholders; however, these persons are not obligated to provide such funding. Net cashed used for operating activities was $21,447 for the March 31, 2002 period. These financing activities were primarily the results of sales of our common stock.

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

     Our management intends to actively develop our subsidiaries. Potential investors must recognize that because of limited capital available for such development we may be unsuccessful in these endeavors. Acquisitions of complementary service product lines, technologies or businesses may also adversely affect our operation. These acquisitions may result in a potentially dilutive issuance of equity securities, the incurrence of debt and contingent liabilities, and amortization of expenses related to goodwill and other intangible assets. In addition, acquisitions products of the acquired companies, along with the diversion of management’s attention from other business concerns, risks of entering markets in which we have no or limited direct prior experience and the potential loss of key employees of the acquired company.

     Management anticipates that we will continue private placements of our common stock. We cannot assure that private placements will provide sufficient funds needed for the development of our subsidiaries. We also note that if we issue more shares of our common stock our shareholders may experience dilution in the value per share of their common stock.

     If we fail to raise sufficient funds through stock sales, we anticipate we will negotiate debt financing or equipment lease financing. We continue to investigate the availability. Source and terms for external financing, but have not entered into any agreements at this time for such financing. We can not assure that funds will be available from any source, or, if available, that we will be able to obtain the funds on terms agreeable to us. Any additional debt could result in a substantial portion of our cash flows from operations, if any, being dedicated to the payment of principal and interest on the indebtedness, and could render us more vulnerable to competitive and economic downturns.

PART II: OTHER INFORMATION

ITEM 1: LEGAL PROCEEDINGS

     On April 19, 2002, Victor Hinojosa (“Hinojosa”) filed a third party complaint against the Company and Philip E. Lundquist (“Lundquist”) in the Circuit Court of the 17th Judicial Circuit, in and for Broward County, Florida seeking unspecified damages. Hinojosa claims that the Company has failed to pay him for services rendered by him for the benefit of the Company and Lundquist, has failed to repay him for amounts he expended for the benefit of the Company. The Company and Lundquist deny the allegations in the third party complaint and are vigorously defending this action.

     On March 14, 2002, Cellcards of Illinois, L.L.C. (“Cellcards”) filed a complaint against Annapolis Valley Ventures, Inc., a wholly owned subsidiary of the Company (“Annapolis”) in the State of Illinois seeking actual damages of approximately $100,000, and other unspecified relief. The litigation arises out of orders placed by Annapolis with Cellcards for prepaid cellular products. To date Annapolis believes that it has not been properly served with a copy of the complaint.

ITEM 2: CHANGES IN SECURITIES

Sales of Unregistered Securities

     From January 1 to March 31, 2002, we issued an aggregate of 650,000 common shares to six (6) investors for cash or services. These common shares were valued at $65,000 and were issued in a private placement to accredited investors. The services provided in consideration for the shares were legal and financial consulting. This offering was exempt from the registration requirements of the Securities Act of 1933 by reasons of Section 3(b) and Regulation D.

ITEM 3: DEFAULTS UPON SENIOR SECURITIES

     None

ITEM 5: OTHER INFORMATION

     The Company has signed a contract with a major wireless distribution company for the placement of point of sale terminals in up to 500 distribution locations, throughout the United States. The point of sale terminals will allow consumers to purchase wireless, prepaid long distance as well as other products and services and will eliminate the need for merchants to maintain inventories of prepaid cards. Installation of the terminals is scheduled to begin immediately. The Company will be the operator of the project through a newly formed wholly owned subsidiary.

     The Company has received a funding commitment from a private investment group. As part of the transaction, the Company granted stock options to purchase shares of its common stock to the investors.

ITEM 6: EXHIBITS AND REPORTS ON FORM 8-K

(a)     Exhibits

Number and Description of Exhibits 99.1 Press Release dated June 17, 2002.

(b)    Reports on Form 8-K.

None.

SIGNATURES

     In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Halifax International, Inc.

Date:	July 17, 2002	By:	/s/ Stephen E. Brisker

Stephen E. Brisker
President, CEO, and Director

Date:	July 17, 2002	By:	/s/ Philip E. Lundquist

Philip E. Lundquist
Secretary/Treasurer and Director