Form 10QSB
period 2002-06-30
HALIFAX INTERNATIONAL INC
filed 2002-09-13
CIK 1100981

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

[X] Quarterly Report Under Section 13 or 15(d) of the Securities Exchange Act of
    1934

                        For Quarter Ended: June 30, 2002

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

                                TABLE OF CONTENTS

                          PART I. FINANCIAL INFORMATION


Item 1:  Financial Statements................................................2

Item 2:  Plan of Operations.................................................10

                           PART II. OTHER INFORMATION

Item 2:  Changes in Securities..............................................12

Item 5:  Other Information..................................................12

Item 6:  Exhibits and Reports filed on Form 8-K.............................13

Signatures..................................................................13


                          PART I: FINANCIAL INFORMATION

ITEM 1:  FINANCIAL STATEMENTS

         The financial information set forth below for the six month periods ended June 30, 2002 and June 30, 2001, is unaudited This financial information, in the opinion of management, includes all adjustments consisting of normal recurring entries necessary for the fair presentation of such data. The results of operations for the six months ended June 30, 2002 are not necessarily indicative of results to be expected for any subsequent period.

                           HALIFAX INTERNATIONAL, INC.

                                 BALANCE SHEETS

                       JUNE 30, 2002 AND DECEMBER 31, 2001


                                     ASSETS

                                                                                 6/30/2002      12/31/2001
CURRENT ASSETS
    Cash                                                                        $    13,215     $    10,638

OTHER ASSETS
  Investment in Annapolis Valley Ventures, Inc.                                 $    95,000     $    95,000
  Investment in Truscom, Inc.                                                   $ 1,093,466     $ 1,093,466
  Investment in WTI Advantage Products, Inc.                                    $    25,000     $   125,000
                                                                                -----------     -----------

     Total Other Assets                                                         $ 1,213,466     $ 1,313,466

                 TOTAL ASSETS                                                   $ 1,226,681     $ 1,324,104
                                                                                ===========     ===========

                      LIABILITIES AND STOCKHOLDER'S EQUITY

CURRENT LIABILITIES
  Accounts Payable                                                              $   251,000     $   222,000
  Notes Payable                                                                 $   216,550     $   219,790
            Total Current Liabilities                                           $   467,550     $   441,790

STOCKHOLDERS' EQUITY
  Common Stock - 20,000,000 shares authorized,                                  $ 6,242,049     $ 6,175,549
   19,348,554 issued and outstanding
  Preferred Stock - Convertible, Cumulative, Nonvoting                          $   976,500     $   976,500
   10,000,000 shares authorized,
   976,500 issued and outstanding
  Retained earnings                                                             $(6,125,898)    $(6,036,215)
  Accumulated Other Comprehensive Income                                        $  (333,520)    $  (233,520)
                                                                                -----------     -----------

         Total Stockholders' Equity                                             $   759,131     $   882,314

              TOTAL LIABILITIES AND
                STOCKHOLDERS' EQUITY                                            $ 1,226,681     $ 1,324,104
                                                                                ===========     ===========

                           HALIFAX INTERNATIONAL, INC.
                         STATEMENT OF INCOME AND EXPENSE
                 FOR THE SIX MONTHS ENDED JUNE 30, 2002 AND 2001


                                      2002          2001
                                   ---------     ---------
INCOME                                           $      --
------
Fees                               $  88,564

COST OF SALES                      $  11,030     $      --
-------------

GROSS MARGIN                       $  77,534     $      --
-----------

EXPENSES
  Automobile expenses              $  15,491     $   4,054
  Bank charges                     $   2,500     $   1,712
  Consultants                      $  59,501     $  53,941
  Contributions                    $      10     $      --
  Dues and subscriptions           $     106     $     500
  Entertainment and promotion      $  14,569     $  17,681
  Insurance                        $   3,012     $      --
  Interest                         $      --     $     900
  Licenses                         $      --     $     357
  Marketing                        $     888     $      --
  Miscellaneous                    $      --     $      70
  Office expenses                  $     981     $  13,981
  Postage and courier              $      26     $      34
  Professional fees                $  34,304     $ 245,361
  Rent                             $  11,732     $  61,360
  Supplies                         $      --     $      47
  Telephone                        $   2,919     $   2,176
  Travel                           $  21,178     $  88,090
                                   ---------     ---------
       Total Expenses              $ 167,217     $ 490,264

NET INCOME FROM OPERATIONS         $ (89,683)    $(490,264)
--------------------------

OTHER COMPREHENSIVE EXPENSE
---------------------------
Unrealized loss on investment      $(100,000)    $      --
                                   ---------     ---------

            NET INCOME             $(189,683)    $(490,264)
            ---------
                                   =========     =========

                           HALIFAX INTERNATIONAL, INC.

                         STATEMENTS OF RETAINED EARNINGS

                 FOR THE SIX MONTHS ENDED JUNE 30, 2002 AND 2001


                                                    2002            2001
                                                -----------     -----------
RETAINED EARNINGS - BEGINNING OF PERIOD         $(6,036,215)    $(5,467,336)
---------------------------------------

NET INCOME FROM OPERATIONS                      $   (89,683)    $  (490,264)
--------------------------                      -----------     -----------

RETAINED EARNINGS - END OF PERIOD               $(6,125,898)    $(5,957,600)
---------------------------------
                                                ===========     ===========

                           HALIFAX INTERNATIONAL, INC.

                            STATEMENTS OF CASH FLOWS

                 FOR THE SIX MONTHS ENDED JUNE 30, 2002 AND 2001


                                                         2002          2001
                                                      ---------     ---------
CASH FLOWS FROM OPERATING ACTIVITIES
------------------------------------
  Net Income                                          $(189,683)    $(582,024)
   Changes in:
    Accounts payable                                  $  29,000     $ 119,980
    Unrealized loss on investment                     $ 100,000     $  91,760
  Net cash used by operating activities               $ (60,683)    $(370,284)

CASH FLOWS FROM FINANCING ACTIVITIES
------------------------------------
  Issuance (repayment) of Promissory notes            $  (3,240)    $  32,700
  Issuance of Note receivable                         $      --     $ (45,000)
  Issuance of Common Stock                            $  66,500     $ 839,000
                                                      ---------     ---------
    Net cash provided by financing activities         $  63,260     $ 826,700

CASH FLOWS FROM INVESTING ACTIVITIES
  Investments in Related Companies                    $      --     $(529,753)
                                                      ---------     ---------
    Net cash used by investing activities             $      --     $(529,753)

      NET INCREASE (DECREASE) IN CASH                 $   2,577     $ (73,337)

CASH - BEGINNING OF PERIOD                            $  10,638     $  81,383
--------------------------                            ---------     ---------

CASH - END OF PERIOD                                  $  13,215     $   8,046
--------------------
                                                      =========     =========

                           HALIFAX INTERNATIONAL, INC.

                          NOTES TO FINANCIAL STATEMENTS

                                  JUNE 30, 2002

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

NOTE 3 - RELATED PARTY TRANSACTION

Fees and expenses paid to related parties (officers and shareholders) for the six months ended June 30, 2002 consisted of the following:

         Payee                                       Amount
         -----                                       ------

Philip E. Lundquist                                  $67,250

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

                                  JUNE 30, 2002


NOTE 7 - WARRANTS

In January 2001, a total of 500,000 warrants to purchase common stock; 250,000 at exercise price of $1.00 for 3 years, 250,000 at exercise price of $2.00 for 5 years, were granted.

In March 2001, a total of 1,761,583 warrants to purchase common stock at exercise price of $1.50, expiring March 2003, were issued to investors who purchased stock from 1996 through 1998.

                           HALIFAX INTERNATIONAL, INC.

                        SCHEDULE OF STOCKHOLDERS' EQUITY
            FROM SEPTEMBER 25, 1995 (INCEPTION) THROUGH JUNE 30, 2002

                                    Common Stock                   Preferred Stock
                               ---------------------------      -----------------------     Retained    Stockholders'
                                  Shares          Amount         Shares          Amount     Earnings       Equity
                               -----------      ----------      --------         ------     ---------   -------------

Founders' Stock, 9/25/95         6,000,000
Issuance of Common Stock         1,000,000      $  100,000
(Investor group)               -----------      ----------
Balance, 12/31/95                7,000,000         100,000
Issuance of Common Stock           754,500         754,500
Services                           672,500
Net Income                                                                                    (734,591)
Balance, 12/31/96                8,427,000         854,500                                    (734,591)     119,909
Issuance of Common Stock           444,900         444,900
Services                           285,500
Net Income                                                                                    (435,353)
Balance, 12/31/97                9,157,400       1,299,400                                  (1,169,944)     129,456
Issuance of Common Stock         1,064,990         990,434
Services                           605,832
Net Income                                                                                    (905,505)
Balance, 12/31/98               10,828,222       2,289,834                                  (2,075,449)     214,385
Revere stock split (2:1)
2/26/99                         (5,414,111)
Issuance of Common Stock         1,022,500        (125,000)
And cash
Issuance of Common Stock           634,200         565,805
Services                           311,410
Net Income                                                                                  (1,924,426)
Balance, 12/31/99                7,382,221       2,730,639                                  (3,999,875)  (1,269,236)
Issuance of Common Stock         1,744,000       2,023,260
Conversion of Notes Payable                                      976,500         976,500
Into Preferred Stock, 9/30/00
Conversion of Note Payable         375,000         375,000
Into Common Stock
Services                           884,000
Net Income                                                                                  (1,467,461)
Balance, 12/31/2000             10,385,221       5,128,899       976,500         976,500    (5,467,336)     638,063
Issuance of Common Stock         3,008,583       1,046,650
Services                         4,951,750
Net Income                                                                                    (568,879)
Accumulated Other                                                                                          (233,520)
Comprehensive Income
Balance, 12/31/2001             18,345,554       6,175,549       976,500         976,500    (6,036,215)     882,314
Issuance of Common Stock           650,000          68,500
Services                           338,000
Net Income                                                                                     (84,683)
Accumulated Other                                                                                          (100,000)
Comprehensive Income
Balance, 6/30/2002              19,384,554       6,242,049       976,500         978,500     6,120,898      764,131
                               ===========      ==========      ========         =======    ==========     ========

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

ITEM 2:  MANAGEMENT'S DISCUSSION AND ANALYSIS

GENERAL

         We recorded net losses for the past two fiscal years and the six months period ended June 30, 2002. We recorded revenues of $446.529 for the fiscal year ended December 31, 2001 and $88,564 for the six months ended June 30, 2002 compared to no revenues for the comparable six months in 2001. We must continue to develop assets and profitable operations and or obtain financing to continue as a going concern.

RESULTS OF OPERATIONS

         We recorded revenues of $88,564 for the six months ended June 30, 2002. We had no revenues in the comparable period in 2001. Revenue in the six months ended June 30, 2002 was the result of point-of-sale equipment and product sales.

         Cost of sales which include the cost of equipment was $334,022 in fiscal 2001 and $11,000 for the six months ending June 30, 2002. Operating expenses were $167,217 for the six months ended June 30, 2002, a reduction of $323.047 for the comparable period in 2001. Our net loss from operations was $89,683 for the six months ended June 30, 2002 compared to a net loss from operations of $490,264 in the six months ended June 30, 2001. The net loss from operations included a markdown of $100,000 in the value of WTI Advanced Products, Inc.

         LIQUIDITY AND CAPITAL RESOURCES

         We have an accumulated deficit of $6,125,898 at the end of the six month period ended June 30, 2002. As of June 30, 2002 we had $13,215 in cash and total assets of $1,226.681 with total current liabilities of $467,550. Our material commitments for the next 12 months are notes payable on demand of $216,550, which bear an annual interest rate of 12% and have a maturity of 12 months. We intend to make investments in our subsidiaries during the next 12 months.

         We have financed our operations primarily through the sale of our common stock. We believe that our cash needs for the next twelve months will be met by sales of our common shares and the revenues we anticipate from future operations. If necessary, we may rely upon loans from our directors, officers and shareholders; however, these persons are not obligated to provide such funding. Net cash used for operating activities was 60,683 for the six month period ended June 30, 2002 period. These financing activities were primarily the result of sales of our common stock.

         We may receive additional proceeds from the exercise of warrants to purchase 2,261,583 common shares which were granted in March 2001. The warrants have exercise prices ranging from $1.00 to $2.00 and expire in January 2006. The holders of the warrants have total discretion whether or not to exercise the warrants and we cannot assure that all of the warrants will be exercised before their expiration. If all outstanding warrants are exercised we would realize $3,392,375 in proceeds.

         Our management intends to actively develop our subsidiaries. Potential investors must recognize that because of limited capital available for such development we may be unsuccessful in these endeavors. Acquisitions of complementary service product lines, technologies or businesses may also adversely affect our operation. These acquisitions may result in a potentially dilutive issuance of equity securities, the incurrence of debt and contingent liabilities, and amortization of expenses related to goodwill and other intangible assets. In addition, acquisitions products of the acquired companies, along with the diversion of management's attention from other business concerns, risks of entering markets in which we have no or limited direct prior experience and the potential loss of key employees of the acquired company.

         Management anticipates that we will continue private placements of our common stock. We cannot assure that private placements will provide sufficient funds needed for the development of our subsidiaries. We also note that if we issue more shares of our common stock our shareholders may experience dilution in the value per share of their common stock.

         If we fail to raise sufficient funds through stock sales, we anticipate we will negotiate debt financing or equipment lease financing. We continue to investigate the availability, source and terms for external financing, but have not entered into any agreements at this time for such financing. We can not assure that funds will be available from any source, or, if available, that we will be able to obtain the funds on terms agreeable to us. Any additional debt could result in a substantial portion of our cash flows from operations, if any, being dedicated to the payment of principal and interest on the indebtedness, and could render us more vulnerable to competitive and economic downturns.

                           PART II: OTHER INFORMATION

ITEM 1:  LEGAL PROCEEDINGS

         On April 19, 2002, Victor Hinojosa ("Hinojosa") filed a third party complaint against the Company and Philip E. Lundquist ("Lundquist") in the Circuit Court of the 17th Judicial Circuit, in and for Broward County, Florida seeking unspecified damages. Hinojosa claims that the Company has failed to pay him for services rendered by him for the benefit of the Company and Lundquist, has failed to repay him for amounts he expended for the benefit of the Company. The Company and Lundquist deny the allegations in the third party complaint and are vigorously defending this action.

         On March 14, 2002, Cellcards of Illinois, L.L.C. ("Cellcards") filed a complaint against Annapolis Valley Ventures, Inc., a wholly owned subsidiary of the Company ("Annapolis") in the State of Illinois seeking actual damages of approximately $100,000, and other unspecified relief. The litigation arose out of orders placed by Annapolis with Cellcards for prepaid cellular products. In July 2002, judgment was entered against Annapolis.

         In November 2001, Cellmart Wireless, Inc. ("Cellmart") filed a complaint against the Company, Annapolis Valley Ventures, Inc. and Messrs. Lundquist and Brisker in the State of Texas seeking actual damages of approximately $100,000 and unspecified exemplary damages. The litigation arose out of a NonExclusive Distributor Agreement dated July 6, 2001 by and between Cellmart and the Company, and the conduct of the parties thereunder. On August 13, 2002, judgment was entered in favor of the plaintiff against the defendants.

ITEM 2:  CHANGES IN SECURITIES

SALES OF UNREGISTERED SECURITIES

         From January 1 to June 30, 2002 we issued an aggregate of 995,000 common stock to eight (8) members for cost and services. These common shares were valued at $99,500 and were issued in a private placement to accredited investors. The services provided in consideration for the shares were financial consulting. The offering was exempt from the registration requirements of the Securities Act of 1933 by reason of section 3(b) and regulation D.

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

ITEM 6:  EXHIBITS AND REPORTS ON FORM 8-K

(a)       Exhibits

     Exhibit                                    Description
     -------                                    -----------

     99.1                  State of Chief Executive Officer Pursuant to Section
                           1350 of Title 18 of the United States Code.

     99.2                  State of Chief Financial Officer Pursuant to Section
                           1350 of Title 18 of the United States Code.

(b)      Reports on Form 8-K.
         -------------------

         None.



                                   SIGNATURES

         In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                   Halifax International, Inc.


Date: September 13, 2002           By: /s/ Stephen E. Brisker
     --------------------              -----------------------
                                           Stephen E. Brisker
                                           President, CEO, and Director


Date: September 13, 2002           By: /s/ Philip E. Lundquist
     --------------------              -----------------------
                                           Philip E. Lundquist
                                           Secretary/Treasurer and Director

                                  CERTIFICATION

         I, Stephen E. Brisker, certify that:

         1. I have reviewed this quarterly report on From 10-QSB of Halifax International, Inc.;

         2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

         3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report.

Date: September 13, 2002
     ----------------------

                                            /s/ Stephen E. Brisker
                                          -----------------------------
                                          Signature
                                          Title: Chief Executive Officer

                                  CERTIFICATION

         I, Philip E. Lundquist, certify that:

         1. I have reviewed this quarterly report on From 10-QSB of Halifax International, Inc.;

         2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

         3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report.

Date: September 13, 2002
      -------------------


                                       /s/Philip E. Lundquist
                                       -------------------------------
                                           Signature
                                           Title: Chief Financial Officer