Form 10QSB
period 2002-09-30
HALIFAX INTERNATIONAL INC
filed 2002-12-12
CIK 1100981

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

[X]	Quarterly Report Under Section 13 or 15(d) of the Securities Exchange Act of 1934

For Quarter Ended: September 30, 2002

OR

[ ]	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

Commission File No. 000-28883

HALIFAX INTERNATIONAL, INC.
(Exact name of registrant as specified in its charter)

Nevada (State of incorporation)	58-2212465 (I.R.S. Employer Identification No.)

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

     As of September 30, 2002, the Registrant had a total of 19,402,554 shares of common stock issued and outstanding.

PART I. FINANCIAL INFORMATION

Item 1: Financial Statements	2
Item 2: Plan of Operations	10

PART II. OTHER INFORMATION

Item 2: Changes in Securities	12
Item 5: Other Information	12
Item 6: Exhibits and Reports filed on Form 8-K	13
Signatures	13

PART I: FINANCIAL INFORMATION

ITEM 1: FINANCIAL STATEMENTS

     The financial information set forth below for the nine month periods ended September 30, 2002 and September 30, 2001, is unaudited This financial information, in the opinion of management, includes all adjustments consisting of normal recurring entries necessary for the fair presentation of such data. The results of operations for the six months ended September 30, 2002 are not necessarily indicative of results to be expected for any subsequent period.

HALIFAX INTERNATIONAL, INC.

Balance Sheets

September 30, 2002 and December 31, 2001

ASSETS

	9/30/2002	12/31/2001
Current Assets
Cash	$18,067	$10,638
Other Assets
Investment in Annapolis Valley Ventures, Inc.	$95,000	$95,000
Investment in Truscom, Inc.	$1,093,466	$1,093,466
Investment in WTI Advantage Products, Inc.	$-0-	$125,000

Total Other Assets	$1,188,466	$1,313,466

TOTAL ASSETS	$1,206,533	$1,324,104

LIABILITIES AND STOCKHOLDER’S EQUITY
Current Liabilities
Accounts Payable	$265,000	$222,000
Notes Payable	$221,500	$219,790
Total Current Liabilities	$486,500	$441,790
Stockholders’ Equity
Common Stock – 20,000,000 shares authorized, 19,402,554 issued and outstanding	$6,298,049	$6,175,549
Preferred Stock – Convertible, Cumulative, Nonvoting 10,000,000 shares authorized, 976,500 issued and outstanding	$976,500	$976,500
Retained earnings	$(6,195,996)	$(6,036,215)
Accumulated Other Comprehensive Income	$(358,520)	$(233,520)

Total Stockholders’ Equity	$720,033	$882,314

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$1,206,533	$1,324,104

HALIFAX INTERNATIONAL, INC.

Statement of Income and Expense
For the Nine Months Ended September 30, 2002 and 2001

I.	2002	2001

Income		$—
Fees	$88,564	$142,295
Cost of Sales	$11,030	$126,899

Gross Margin	$77,534	$15,396

Expenses
Automobile expenses	$17,492	$5,571
Bank charges	$3,407	$2,570
Consultants	$114,637	$91,403
Contributions	$10	$—
Dues and subscriptions	$263	$500
Entertainment and promotion	$18,053	$35,395
Insurance	$3,012	$9,036
Interest	$—	$900
Licenses	$—	$357
Marketing	$888	$—
Miscellaneous	$—	$70
Office expenses	$981	$14,918
Postage and courier	$26	$108
Professional fees	$38,529	$459,189
Rent	$11,732	$81,241
Salaries	$—	$37,900
Supplies	$79	$47
Telephone	$3,987	$3,096
Travel	$24,219	$97,914

Total Expenses	$237,315	$840,215

Net Income from Operations	$(159,781)	$(824,816)

Other Comprehensive Income
Unrealized loss on investment	$(125,000)	$91,760

Net Income	$(284,781)	$(916,579)

HALIFAX INTERNATIONAL, INC.

Statements of Retained Earnings

For the Nine Months Ended September 30, 2002 and 2001

II.	2002	2001

Retained Earnings – Beginning of Period	$(6,036,215)	$(5,467,336)

Net Income from Operations	$(159,781)	$(824,819)

Retained Earnings – End of Period	$(6,195,996)	$(6,292,155)

HALIFAX INTERNATIONAL, INC.

Statements of Cash Flows

For the Nine Months Ended September 30, 2002 and 2001

III.	2002	2001

Cash Flows From Operating Activities
Net Income	$(284,781)	$(916,579)
Changes in:
Accounts payable	$43,000	$210,780
Unrealized loss on investment	$125,000	$91,760
Net cash used by operating activities	$(116,781)	$(614,039)

Cash Flows From Financing Activities
Issuance (repayment) of Promissory notes	$(1,710)	$71,800
Issuance of Common Stock	$122,500	$967,000

Net cash provided by financing activities	$124,210	$1,038,800

Cash Flows From Investing Activities
Investments in Related Companies	$—	$(492,324)

Net cash used by investing activities	$—	$(492,324)

Net Increase (Decrease) In Cash	$7,429	$(67,593)

Cash – Beginning of Period	$10,638	$81,383

Cash – End of Period	$18,067	$13,820

HALIFAX INTERNATIONAL, INC.

Notes to Financial Statements

September 30, 2002

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

NOTE 3 – RELATED PARTY TRANSACTION

Fees and expenses paid to related parties (officers and shareholders) for the nine months ended September 30, 2002 consisted of the following:

Payee	Amount

Philip E. Lundquist	$76,291

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

September 30, 2002

NOTE 7 – WARRANTS

In January 2001, a total of 500,000 warrants to purchase common stock; 250,000 at exercise price of $1.00 for 3 years, 250,000 at exercise price of $2.00 for 5 years, were granted.

In March 2001, a total of 1,761,583 warrants to purchase common stock at exercise price of $1.50, expiring March 2003, were issued to investors who purchased stock from 1996 through 1998.

HALIFAX INTERNATIONAL, INC.

Schedule of Stockholders’ Equity
From September 25, 1995 (inception) through September 30, 2002

	Common Stock		Preferred Stock
					Retained	Stockholders’
	Shares	Amount	Shares	Amount	Earnings	Equity

Founders’ Stock, 9/25/95	6,000,000
Issuance of Common Stock	1,000,000	$100,000
(Investor group)	—	—
Balance, 12/31/95	7,000,000	100,000
Issuance of Common Stock	754,500	754,500
Services	672,500
Net Income					(734,591)
Balance, 12/31/96	8,427,000	854,500			(734,591)	119,909
Issuance of Common Stock	444,900	444,900
Services	285,500
Net Income					(435,353)
Balance, 12/31/97	9,157,400	1,299,400			(1,169,944)	129,456
Issuance of Common Stock	1,064,990	990,434
Services	605,832
Net Income					(905,505)
Balance, 12/31/98	10,828,222	2,289,834			(2,075,449)	214,385
Revere stock split (2:1) 2/26/99	(5,414,111)
Issuance of Common Stock And cash	1,022,500	(125,000)
Issuance of Common Stock	634,200	565,805
Services	311,410
Net Income					(1,924,426)
Balance, 12/31/99	7,382,221	2,730,639			(3,999,875)	(1,269,236)
Issuance of Common Stock	1,744,000	2,023,260
Conversion of Notes Payable Into Preferred Stock, 9/30/00			976,500	976,500
Conversion of Note Payable Into Common Stock	375,000	375,000
Services	884,000
Net Income					(1,467,461)
Balance, 12/31/2000	10,385,221	5,128,899	976,500	976,500	(5,467,336)	638,063
Issuance of Common Stock	3,008,583	1,046,650
Services	4,951,750
Net Income					(568,879)
Accumulated Other Comprehensive Income						(233,520)
Balance, 12/31/2001	18,345,554	6,175,549	976,500	976,500	(6,036,215)	882,314
Issuance of Common Stock	719,000	122,500
Services	338,000
Net Income					(159,781)
Accumulated Other Comprehensive Income						(125,000)
Balance, 9/30/2002	19,402,554	6,298,049	976,500	976,500	6,195,996	720,033

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

ITEM 2: MANAGEMENT’S DISCUSSION AND ANALYSIS

General

     We recorded net losses for the past two fiscal years and the nine months period ended September 30, 2002. We recorded revenues of $446.529 for the fiscal year ended December 31, 2001 and $88,564 for the nine months ended September 30, 2002 compared to no revenues for the comparable six months in 2001. We must continue to develop assets and profitable operations and or obtain financing to continue as a going concern.

Results of Operations

     We recorded revenues of $88,564 for the nine months ended September 30, 2002. We had $142,295 in revenues in the comparable period in 2001. Revenue in the nine months ended September 30, 2002 was the result of point-of-sale equipment and product sales.

     Cost of sales which include the cost of equipment was $334,022 in fiscal 2001 and $11,000 for the nine months ending September 30, 2002. Operating expenses were $237,315 for the nine months ended September 30, 2002, a reduction of $602,900 for the comparable period in 2001. Our net loss from operations was $159,781 for the nine months ended September 30, 2002 compared to a net loss from operations of $824,819 in the nine months ended September 30, 2001. The net loss from operations included a markdown of $125,000 in the value of WTI Advanced Products, Inc.

Liquidity and Capital Resources

     We have an accumulated deficit of $6,195,996 at the end of the nine month period ended September 30, 2002. As of September 30, 2002 we had $18,067 in cash and total assets of $1,206,533 with total current liabilities of $486,500. Our material commitments for the next 12 months are notes payable on demand of $221,500, which bear an annual interest rate of 12% and have a maturity of 12 months. We intend to make investments in our subsidiaries during the next 12 months.

     We have financed our operations primarily through the sale of our common stock. We believe that our cash needs for the next twelve months will be met by sales of our common shares and the revenues we anticipate from future operations. If necessary, we may rely upon loans from our directors, officers and shareholders; however, these persons are not obligated to provide such funding. Net cash used for operating activities was $116,781 for the nine month period ended September 30, 2002 period. These financing activities were primarily the result of sales of our common stock.

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

PART II: OTHER INFORMATION

ITEM 1: LEGAL PROCEEDINGS

     On July 16, 2002, Larry Rodammer (“Rodammer”) filed a complaint against the Company, Mr. Phillip Lundquist and Christopher Partners, Inc. in the Circuit Court of the 15th Judicial Circuit In and For Broward County, Florida seeking damages in excess of $210,000 and other unspecified relief. The litigation arose out of failure to pay two promissory notes made by Christopher Partners, Inc. to Rodammer and one promissory note made by the Company to Rodammer and includes claims against Mr. Lundquist for misrepresentations made to Rodammer.

     On September 10, 2002, the Defendants filed an answer seeking dismissal of this case. Defendants intend to vigorously defend against the claims in the complaint.

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

     In November 2001, Cellmart Wireless, Inc. (“Cellmart”) filed a complaint against the Company, Annapolis Valley Ventures, Inc. and Messrs. Lundquist and Brisker in the State of Texas seeking actual damages of approximately $100,000 and unspecified exemplary damages. The litigation arose out of a NonExclusive Distributor Agreement dated July 6, 2001 by and between Cellmart and the Company, and the conduct of the parties thereunder. On August 13, 2002, judgment was entered in favor of the plaintiff against the defendants.

ITEM 2: CHANGES IN SECURITIES

Sales of Unregistered Securities

     From January 1 to September 30, 2002 we issued an aggregate of 1,057,000 common stock to eleven (11) members for cost and services. These common shares were valued at $105,700 and were issued in a private placement to accredited investors. The services provided in consideration for the shares were financial consulting. The offering was exempt from the registration requirements of the Securities Act of 1933 by reason of section 3(b) and regulation D.

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

Halifax International, Inc.

Date: December 5, 2002	By:	/s/ Stephen E. Brisker Stephen E. Brisker President, CEO, and Director

Date: December 5, 2002	By:	/s/ Philip E. Lundquist Philip E. Lundquist Secretary/Treasurer and Director

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

Date: December 5, 2002

/s/ Stephen E. Brisker Signature Title: Chief Executive Officer

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

Date: December 5, 2002

/s/ Philip E. Lundquist Signature Title: Chief Executive Officer