Form 10KSB
period 2002-12-31
HALIFAX INTERNATIONAL INC
filed 2003-05-09
CIK 1100981

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 1O-KSB

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]

                   For the fiscal year ended December 31, 2002

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934 [NO FEE REQUIRED]

                        Commission file number: 000-28883

                           Halifax International. Inc.
                           --------------------------
             (Exact Name of Registrant as Specified in its Charter)

Nevada
------                                           58-2212465
State or other jurisdiction of                     I.R.S. Employer
incorporation or organization)                   Identification No.)

                               1108 Oglethorpe Dr.
                             Atlanta, Georgia 30319
                                 (404) 816-6100
(Address and telephone number of principal executive offices and principal place of business)

Securities registered pursuant to Section 12(b) of the Act: None.

Securities registered pursuant to Section 12(g) of the Act: Common Stock

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.
Yes [X] No[ ]

Check if disclosure of delinquent filers in response to item 405 of Regulation S-B is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part HI of this Form 10-KSB or any amendment to this Form 10-KSB. ______

State issuer's revenue for its most recent fiscal year: $88,564.

As of March 15, 2003 the registrant had 20,841,486 shares of common stock outstanding. The aggregate market value of the voting stock held by non-affiliates as of that date was approximately $1,800,000.

Documents incorporated by reference: None.

Transitional Small Business Disclosure Format (check one): Yes [ ] No [X]

                                                       PART I
Item 1.   Description of Business                                                                                 3
Item 2.   Description of Property                                                                                 4
Item 3.   Legal Proceedings                                                                                       4
Item 4.   Submission of Matters to a Vote of Security holders                                                     4

                                                       PART II

Item 5.   Market for Common Equity and Related Stockholder Matters                                                4
Item 6.   Management's Discussion and Analysis                                                                    5
Item 7.   Financial Statements                                                                                    7
Item 8.   Changes in and Disagreements with Accountants on Accounting and Financial Disclosure                    7

                                                      PART III

Item 9.  Directors and Executive Officers; Promoters and Control Persons; Compliance with Section 16(a) of the
         Exchange Act                                                                                             7
Item 10. Executive Compensation                                                                                   8
Item 11. Security Ownership of Certain Beneficial Owners and Management                                          10
Item 12. Certain Relationships and Related Transactions                                                          10

                                                       PART IV

Item 13  Controls and Procedures                                                                                 11
Item 14. Exhibits and Reports on Form 8-K                                                                        11

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

                                     PART I

                         ITEM 1: DESCRIPTION OF BUSINESS

Business Development

         Halifax International was originally incorporated on February 27, 1996 in the state of Nevada as Silver Strike Mining Company, Inc. On February 12, 1999, Silver Strike changed its name to Halifax International, Inc. On February 26, 1999, Halifax acquired Christopher Partners, Inc., a Georgia corporation, as a wholly-owned subsidiary. Christopher Partners had a wholly owned subsidiary, Palau Engineering & Construction Co., Ltd., a Bermuda corporation. On June 14, 2000, Halifax formed a wholly-owned subsidiary, Truscom, Inc., a Japanese corporation, and on June 20, 2001, Halifax incorporated another wholly owned subsidiary, Annapolis Valley Ventures, Inc. in the state of Delaware. In November 2000 we discontinued Palau Engineering operations. On December 13, 2002, Halifax incorporated a majority owned subsidiary, X-VU, L.L.C. a limited liability company under the laws of the state of Georgia.

Business

         Halifax International, Inc. is a holding company with two operating subsidiaries; Annapolis Valley Ventures, Inc. and X-VU, L.L.C.

         X-VU, L.L.C. was formed to market specialty consumer electronic products and services across North America and via the Internet. The Company is negotiating an exclusive master distribution agreement with a Chinese manufacturer to begin selling a unique virtual reality headgear that enhances the viewing experience of games and other types of video entertainment. Other follow on products may include portable DVD players and accessories. X-VU will seek to add products that represent innovation at a compelling value. The Company's immediate objective is to quickly build sales of the headgear which has features not otherwise available in the marketplace, primarily a light-emitting diode (LED) manufactured by Kopin Corporation (Nasdaq: KOPN), a leading semi-conductor company. X-VU intends to market its products through a combination of direct sales from a website, TV, print and Internet advertising and indirect sales from video rental and retail electronics chain stores. Whenever possible, X-VU will outsource business functions to minimize fixed costs and to enhance its operational flexibility in pursuit of maximizing short-term cash flows. The Company hopes to attain sufficient brand awareness and market share to attract a corporate acquirer.

         Halifax has an investment in Truscom, Inc., a company specializing in secure internet technology for financial transactions and governmental applications. Through contracts entered into with X-Tec, a Florida based company holding the exclusive patent on "Mediametrics"' the latest in secure "net" technology, Truscom has acquired the nonexclusive rights to distribute this technology, in its various applications, throughout Asia and parts of Europe.

         Mediametrics(TM) is a non-finite state based, security solution that enables business and organizations in the public and private sectors to securely process, store, and manage proprietary information. Key areas of focus include secure solutions for electric commerce, embedded systems, transaction and data processing, access control, communications, and Internet banking. As of December 31, 2002 we have invested $1,100,000 in the development of Truscom.

         Through Annapolis Valley Ventures, Inc. a wholly owned subsidiary. Halifax offers prepaid products and services, specializing in wireless technology, long distance telephone services, local dial tone. Lack of capital has restricted sales. This business will be curtailed within fiscal year 2003.

Employees.

         Halifax currently has one employee. X-VU is negotiating with an individual to serve as a President/CEO of X-VU.

                         ITEM 2: DESCRIPTION OF PROPERTY

         Halifax does not currently own or lease any property.

                            ITEM 3: LEGAL PROCEEDINGS

         On July 16, 2002, Larry Rodammer ("Rodammer") filed a complaint against the Company, Mr. Phillip Lundquist and Christopher Partners, Inc. in the Circuit Court of the 15th Judicial Circuit In and For Broward County, Florida seeking damages in excess of $210,000 and other unspecified relief. The litigation arose out of failure to pay two promissory notes made by Christopher Partners, Inc. to Rodammer and one promissory note made by the Company to Rodammer and includes claims against Mr. Lundquist for alleged misrepresentations made to Rodammer. On September 10, 2002, the Defendants filed an answer seeking dismissal of this case. Defendants intend to vigorously defend against the claims in the complaint.

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

         In November 2001, Cellmart Wireless, Inc. ("Cellmart") filed a complaint against the Company, Annapolis Valley Ventures, Inc. and Messrs. Lundquist and Brisker in the State of Texas seeking actual damages of approximately $40,000 and unspecified exemplary damages. The litigation arose out of a NonExclusive Distributor Agreement dated July 6, 2001 by and between Cellmart and the Company, and the conduct of the parties thereunder. On August 13, 2002, judgment was entered in favor of the plaintiff against the defendants.

         On October 7, 2002 in the Circuit Court of the 17th judicial circuit Broward County, Florida, the law suit Victor A. Hinojosa, third party plaintiff in Halifax International and Philip E. Lundquist was settled in a confidential stipulation.

           ITEM 4: SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

We have not submitted a matter to a vote of our shareholders during the fourth quarter of the 2002 fiscal year.

                                     PART II

        ITEM 5: MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

         We have had minimal trading activity in our stock since June, 2002, when our common stock was removed from the NASD OTC Electronic Bulletin Board quotation service. The Company is seeking to have its common stock included in the NASD OTC Electronic Bulletin Board quotation service under the symbol HFAX.

         The following table represents the range of the high and low bid prices of our stock as reported by the Nasdaq Trading and Market Services for each fiscal quarter for the last two fiscal years ending December 31, 2002. Such quotations represent prices between dealers and may not include retail markups, markdowns, or commissions and may not necessarily represent actual transactions. We have approximately 400 stockholders of record holding 20,841,486 common shares and five persons hold 976,500 shares of preferred stock. As of March 15, 2003, 5,661,248 shares of common stock are unrestricted and the balance, 15,180,238 shares, are restricted shares as that term is defined in Rule 144.

Year              Quarter ended                      High              Low
----              -------------                      ----              ---
2001              March 31,                         $1.125           $ 0.50
                  June 30,                             .61             0.10
                  September 30,                        .16             0.08
                  December 31,                         .15            0.025

2002              March 31,                            .37             .010
                  June 30,                            0.23             0.01

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

b) Recent Sales of Unregistered Securities

         The following shares were sold without registration by Halifax during the fourth quarter 2002 and as of a recent date.

         On October 17, 2002 we sold 50,000 shares to one investor for .10 cents a share. We relied on an exemption from registration under the Securities Act of 1933 provided by Section 4(2) as a private transaction not involving a public distribution.

         On November 12, 2002 we sold 100,000 shares to one investor for .10 cents a share. We relied on an exemption from registration under the Securities Act of 1933 provided by Section 4(2) as a private transaction not involving a public distribution.

         On November 29, 2002 we sold 15,000 shares to one investor for .10 cents a share. We relied on an exemption from registration under the Securities Act of 1933 provided by Section 4(2) as a private transaction not involving a public distribution.

         On December 12, 2002 we sold 40,000 shares to one investor for .25 cents a share. We relied on an exemption from registration under the Securities Act of 1933 provided by Section 4(2) as a private transaction not involving a public distribution.

         On December 17, 2002 we sold 200,000 to one investor for .25 a share. We relied on an exemption from registration under the Securities Act of 1933 provided by Section 4(2) as a private transaction not involving a public distribution.

                  ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS

General. The following discussion and analysis explains trends in the Company's financial condition and results of operations for the years ended December 31, 2002 and 2001. The consolidated financial statements and notes thereto included, as part of the financial statements should be read in conjunction with these discussions.

         The Company incurred a net loss for the twelve months ended December 31, 2002 of $1,240,286 which included a net loss from operations of $231,820 and a write down of investments of $1,008.466. This compares to a loss of $802,399 for the same period in 2001, an increase of $437.867.

         The Company recorded revenues of $88,564 for the year ended December 31, 2002 compared to $446,529 for the year ended December 31, 2001. The increase in net loss is the result of a write down of investment of $1,008,466 compared to a write down of $233,520 for the twelve month ended December 31, 2001. Other factors included an increase in consulting fees of $50,399 paid to one individual.

                  * Decrease in professional fees of $159,800 as the result of our undertaking no acquisition activities during the year.

                  * Decrease in interest expenses of $900 for the year ended December 31, 2002 over the same period ending November 31, 2001.

                  * Decrease in travel expenses of $95,669 for the year ended December 31, 2002 over the same period ending December 31, 2001 as the result of no international activities.

                  * Decrease in entertainment and promotion expenses of $16,047 as the result of fewer clients.

                  * Decrease in salaries and wages of $48,900 as a result of a reduction in employees.

                  * Decrease in rent expenses of $84,524 as a result of eliminating office space.

         In fiscal 2002 the company generated sales of $88,564 through the sale of its POS terminals and prepaid products. A lack of funding caused us to discontinue sales.

         Our current liabilities increased by $47,210 to $489,000 as of December 31, 2002. The increase in total current liabilities was the result of higher legal expenses.

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

Financing and Liquidity As of December 31, 2002, we had a cash balance of $36,228, and $342,328 in total assets. Our current liabilities increased from $441,790 to $489,000. Net cash used by operations was $192,320 related to the costs and expense of generating business. Net cash provided by financing activities was $219,010 for the year ended December 31, 2002 and came from the sale of common stock. Net cash used for investments in subsidiaries was $1,000. Currently we have no material commitments. Notes payable on demand of $227,500 bear an interest rate of 12% per annum and a twelve month maturity. We are obligated to pay preferred stock dividends of approximately $22,000 due January 1, 2003 and $44,000 due January 30, 2003.

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

                          ITEM 7: FINANCIAL STATEMENTS

         Reference is made to the financial statements for the years ended December 31, 2002 and 2001 which are attached to this Form 1 0-KSB report.

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

                                                                                            Director or
       Name                         Age                 Position Held                      Officer Since
       ----                         ---                 -------------                      -------------
Philip E. Lundquist                 67       Chairman/Chief Executive Officer/           January 26, 1999
                                             President/Secretary/Treasurer, Director
Ronan A. Harris                     31       Director                                    December 3, 1999

Stephen E. Brisker                  51       Director                                    July 21, 2001

PHILIP E. LUNDQUIST - Mr. Lundquist served as Secretary/Treasurer and a Chairman of the Board of Christopher Partners since 1996. He was appointed to the same offices for Halifax in January of 1999. On May 1, 2003 Mr. Lundquist was elected President and Chief Executive Officer of Halifax. From 1988 to the present he has served as President of Lundquist Advisory Company, a company which provides corporate finance advisory services. He has held management positions at Reynolds Securities, Montgomery Securities, Inc. and Alex Brown & Sons in Miami, San Francisco and Baltimore, He was Director of Corporate Finance of Deloitte & Touche, Atlanta, Georgia. Mr. Lundquist graduated from Williams College with a bachelors degree in political science and economics in 1957. During 1962 to 1964, he attended the Institute of Investment Banking at the Wharton School of Business, University of Pennsylvania.

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

b.  COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT.

Section 16(a) of the Securities Exchange Act of 1934 requires our directors, executive officers and persons who own more than ten percent of a registered class of our equity securities, to file with the Securities and Exchange Commission ("SEC") initial reports of ownership and reports of changes in ownership of common stock and our other equity securities. Officers, directors and greater than ten-percent beneficial owners are required by SEC regulations to furnish us with copies of all Section 16(a) reports they file. During the year ended December 31, 2002, Form 4s for Mr. Lundquist and Mr. Brisker were not timely filed.

                         ITEM 10: EXECUTIVE COMPENSATION

         The following table shows the compensation paid to our executive officers and directors for services rendered to Halifax and our subsidiaries in all capacities during the past three fiscal years.

                           SUMMARY COMPENSATION TABLE

                                       ANNUAL COMPENSATION                   LONG-TERM COMPENSATION
                               ------------------------------------    -----------------------------------
                                                                               AWARDS             PAY-OUTS
                                                                       -----------------------------------
                                                          OTHER                     SECURITIES
                                                         ANNUAL        RESTRICTED     UNDER-                  ALL OTHER
                                                         COMPEN           STOCK       LYING                    COMPEN-
     NAME AND                   SALARY     BONUS         SATION         AWARD(S)     OPTIONS       LTIP         SATION
PRINCIPAL POSITION      YEAR     ($)        ($)            ($)             ($)       SARS(#)      PAYOUTS        ($)
------------------------------------------------------------------------------------------------------------------------
Steven E. Brisker       2002   $ 97,000               $ 43,000(1)(2)                166,667(9)
President/ Chief        2001
Executive
Officer/Director
Resigned 5/1/2003
------------------------------------------------------------------------------------------------------------------------
Victor A. Hinojosa      2001   $      0   $      0    $ 44,100(2)
President               2000   $      0   $      0    $311,276(4)
Resigned 7/20/2001      1999   $      0   $      0    $198,376(3)
                        2002              $ 97,000
------------------------------------------------------------------------------------------------------------------------
Philip E. Lundquist     2002   $      0   $      0    $ 93,553(3)
Secretary/Treasurer/    2001   $      0   $      0    $ 65,380(3)
Director/Chairman       2000   $      0   $      0    $289,818(3)
Elected Chief
Executive and
President 5/1/2003
------------------------------------------------------------------------------------------------------------------------
Roanan A. Harris        2001                          $  8,800(5)
Director                2000   $      0   $      0    $ 26,000(5)
                        1999   $      0   $      0
------------------------------------------------------------------------------------------------------------------------
Yoshio Komatsubara      2001                          $ 10,000(6)
                        2000   $      0   $      0    $ 10,000(7)(8)
                        1999   $      0   $      0    $      0
Director

Resigned 6/29/2001
------------------------------------------------------------------------------------------------------------------------

(1) Includes $18,000 for consulting services and expense reimbursement and 2,500,000 shares of common stock valued at $125,000

(2)  2,500,000 shares of common stock issued to Brisker and valued at $125,000.

(3) Paid for consulting services and expense reimbursement for business development.

(4) Includes $111,507 paid for consulting services and expense reimbursement and 100,000 shares of common stock valued at $50,000.

(5)  Includes 44,000 shares of common stock valued at $8,800.

(6)  Includes 86,000 shares of common stock valued at $26,000.

(7)  Includes 100,000 shares of common stock valued at $10,000.

(8)  Includes 50,000 shares of common stock valued at $10,000.

(9) This represents the portion of Mr. Brisker's stock option that vested during the year ended December 31, 2002

         On July 21, 2001, our Board appointed Stephen E. Brisker as Chief Operating Officer and as a Director. Mr. Brisker will serve as an interim director until the next annual meeting of shareholders. Philip E. Lundquist was appointed to serve as President, CEO, and Secretary/Treasure. Then on October 8, 2001, our Board appointed Mr. Brisker President and Chief Executive Officer. Mr. Hinojosa resigned as President and Chief Executive Officer on July 20, 2001, and resigned as a Director on January 21, 2002. Mr. Lundquist will continue to serve as our Secretary/Treasurer. Yoshio Komatsubara resigned on July 15, 2001. On May 1, 2003, Mr. Brisker resigned as President and Chief Executive Officer and Mr. Lundquist was elected as President and Chief Executive Officer of Halifax.

                   OPTIONS / SAR GRANTS IN LAST FINANCIAL YEAR

                                              INDIVIDUAL GRANTS

                            NUMBER OF       % OF TOTAL
                            SECURITIES     OPTIONS/SARS     EXERCISE                   MARKET VALUE OF COMMON
                            UNDERLYING      GRANTED TO      OR BASE                   SHARES UNDERLYING OPTIONS
                           OPTIONS/SARS    EMPLOYEES IN      PRICE      EXPIRATION      ON THE DATE OF GRANT
      NAME                   GRANTED       FISCAL YEAR       ($/SH)        DATE           ($/COMMON SHARE)
---------------------------------------------------------------------------------------------------------------
Steven E. Brisker           166,667(1)         100%          $0.25       10/2004              $16,666

(1) This represents the portion of Mr. Brisker's stock option that vested during the year ended December 31, 2002.

Compensation of Directors

         We do not have any standard arrangement for compensation of our directors for any services provided as director, including services for committee participation or for special assignments.

Employment Contracts and Termination of Employment, and change-in-control Arrangements.

         On June 1, 2001, we entered into a 4-year Employment Agreement with Mr. Brisker. Mr. Brisker's employment term is automatically extended for an addition year after the initial term unless we or Mr. Brisker terminate the Employment Agreement at least 180 days prior to the expiration of the initial term for any reason. The term is extended from year to year thereafter, unless we or Mr. Brisker terminate the Employment Agreement for any reason. We may terminate the Employment Agreement at any time "for cause" as defined in that Agreement. The Employment Agreement provides for an annual salary of $180,000 and an annual bonus of up to $60,000 as determined by the Board of Directors. Pursuant to the terms of the Employment Agreement, we issued 500,000 shares of our common stock to Mr. Brisker on July 1, 2001 and we issued 2,000,000 shares of our common stock to Mr. Brisker on October 1, 2001. The Employment Agreement provides for the payment by us of premiums on a $1,000,000 ten (10) year term life insurance policy on Mr. Brisker's life. Such policy is to be owned by Mr. Brisker or his designee. The Employment Agreement contains non-solicitation of our employees, non-solicitation of our customers and non-competition provisions. On May 1, 2003 Mr. Brisker resigned as an officer of Halifax and his Employment Agreement with Halifax was terminated. Mr. Brisker has made a claim under his Employment Agreement totaling $439,000. Halifax is reviewing Mr. Brisker's claim. Upon completion of its review, Halifax intends to commence discussions with Mr. Brisker regarding his claim.

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

                ITEM 11: SECURITY OWNERSHIP OF CERTAIN BENEFICIAL
                              OWNERS AND MANAGEMENT

         The following table sets forth the beneficial ownership of our outstanding common stock of; (i) each of our executive officers, (ii) each of our directors and (iii) all executive officers and directors as a group. There is not any other person or group known by us to own beneficially more than 5% of our outstanding common stock. Beneficial ownership is determined in accordance with the rules of the SEC and generally includes voting or investment power with respect to securities. Except as indicated by footnote, the persons named in the table below have sole voting power and investment power with respect to all shares of common stock shown as beneficially owned by them. The percentage of beneficial ownership is based on 20,841,486 shares of common stock outstanding as of March 15, 2003.

                                   MANAGEMENT

                                                             Common Stock Beneficially Owned
                                                             -------------------------------
        Name and Address of                          Number of Shares of                 Percentage
         Beneficial Owners                              Common Stock                      of Class
        -----------------                               ------------                      --------
Stephen E. Brisker                                      2,666,666(1)                       12.7%
1735 Lake Winds Dr.
Missouri City, Texas

Victor A. Hinojosa                                        887,334                           4.2%
515 East Las Olas Blvd., #1150
Ft. Lauderdale, Florida 33301

Philip E. Lundquist                                     2,282,252                          10.9%
1108 Oglethorpe Drive
Atlanta, Georgia 30319

Ronan A. Harris                                           239,323                           1.1%
Aoyama Palacio Tower liE
3-6-7 Kita-Aoyama
Minato-ku, Tokyo 107-0061, Japan

All executive officers and directors
as a group                                              6,075,575                          29.0%

(1) This includes 166,666 shares of common stock which may be purchased by Mr. Brisker upon exercise of stock options granted to him by the Company. The percentage in this table assumes the portion of the stock option granted to Mr. Brisker that has vested has been exercised by him.

             ITEM 12: CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         The following information summarizes certain transactions we have either engaged in the last two years or propose to engage in involving our executive officers, directors, more than 5% stockholders, or immediate family members of such persons.

         During fiscal year 2002, we paid Stephen Brisker, our President and Chief Executive Officer $97,000.

         During fiscal year 2001, we paid Philip E. Lundquist $65,380 for salary and expense reimbursement for business development.

         During fiscal year 2002 we paid Philip Lundquist, our Secretary/Treasurer, $93,553 for consulting services and business development. Philip Lundquist purchased 465,419 shares for .10 cents a share from the Company in October, 2002.

                                     PART IV

                        ITEM 13: CONTROLS AND PROCEDURES

         Based on their most recent evaluation, which was completed in consultation with management within 90 days of the filing of this Form 10-K, the Company's Chief Executive Officer and Chief Financial Officer believe the design and operation of the Company's disclosure controls and procedures (as defined in Rules 13a-14 and 15d-14 promulgated under the Securities Exchange Act of 1934, as amended (the "Exchange Act")) were effective as of the date of such evaluation in timely alerting the Company's management to material information required to be included in this Form 10-K and other Exchange Act filings. There were no significant changes (including corrective actions with regard to significant deficiencies or material weaknesses) in the Company's internal controls or other factors that could significantly affect these controls subsequent to the date of the evaluation described above.

                    ITEM 14: EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits

Exhibit No.                                Description
    2.1           Agreement and Plan of Reorganization between Silver Strike
                  Nevada and Christopher Partners, Inc., dated January 29, 1999.
                  (Incorporated by reference to Exhibit No. 8.1, to Form 10-SB, filed January 13, 2000.)

    3,1           Articles of Incorporation of Silver Strike Mining Company,
                  Inc. (Incorporated by reference to Exhibit No. 2.1, to Form
                  10-SB, filed January 13,2000.)

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

   10.3           Employment Agreement between Stephen E. Brisker and Halifax
                  International, Inc., dated June 1, 2001. (Incorporated by reference to Exhibit 10.3 to Form 10-KSB filed April 15, 2002)

   99.1 Statement of Chief Executive Officer pursuant to Section 1350 of Title 18 of the United States Code.

   99.2 Statement of Chief Financial Officer pursuant to Section 1350 of Title 18 of the Untied States Code.

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

Date: May 6, 2003                             By: /s/ Philip E. Lundquist
                                                  ------------------------------
                                              Philip E. Lundquist, CEO/President
                                              Director and Treasurer

Date: May 6, 2003                             By: /s/ Ronan A. Harris
                                                  ------------------------------
                                              Ronan A. Harris, Director

                                  CERTIFICATION

I, PHILIP E. LUNDQUIST, CHIEF EXECUTIVE OFFICER OF HALIFAX INTERNATIONAL, INC. CERTIFY THAT:

1. I HAVE REVIEWED THIS ANNUAL REPORT ON FORM 10-K OF HALIFAX INTERNATIONAL,
INC..

2. BASED ON MY KNOWLEDGE, THIS ANNUAL REPORT DOES NOT CONTAIN ANY UNTRUE STATEMENT OF A MATERIAL FACT OR OMIT TO STATE A MATERIAL FACT NECESSARY TO MAKE THE STATEMENTS MADE, IN LIGHT OF THE CIRCUMSTANCES UNDER WHICH SUCH STATEMENTS WERE MADE, NOT MISLEADING WITH RESPECT TO THE PERIOD COVERED BY THIS ANNUAL REPORT;

3. BASED ON MY KNOWLEDGE, THE FINANCIAL STATEMENTS, AND OTHER FINANCIAL INFORMATION INCLUDED IN THIS ANNUAL REPORT, FAIRLY PRESENT IN ALL MATERIAL RESPECTS THE FINANCIAL CONDITION, RESULTS OF OPERATIONS AND CASH FLOWS OF THE REGISTRANT AS OF, AND FOR, THE PERIODS PRESENTED IN THIS ANNUAL REPORT.

4. THE REGISTRANT'S OTHER CERTIFYING OFFICERS AND I ARE RESPONSIBLE FOR ESTABLISHING AND MAINTAINING DISCLOSURE CONTROLS AND PROCEDURES (AS DEFINED IN EXCHANGE ACT RULES 13a-14 AND 15d-14) FOR THE REGISTRANT AND WE HAVE:

                  a. DESIGNED SUCH DISCLOSURE CONTROLS AND PROCEDURES TO ENSURE THAT MATERIAL INFORMATION RELATING TO THE REGISTRANT, INCLUDING ITS CONSOLIDATED SUBSIDIARIES, IS MADE KNOWN TO US BY OTHERS WITHIN THOSE ENTITIES, PARTICULARLY DURING THE PERIOD IN WHICH THIS ANNUAL REPORT IS BEING PREPARED;

                  b. EVALUATED THE EFFECTIVENESS OF THE REGISTRANT'S DISCLOSURE CONTROLS AND PROCEDURES AS OF A DATE WITHIN 90 DAYS PRIOR TO THE FILING DATE OF THIS ANNUAL REPORT (THE "EVALUATION DATE"); AND

                  c. PRESENTED IN THIS ANNUAL REPORT OUR CONCLUSIONS ABOUT THE EFFECTIVENESS OF THE DISCLOSURE CONTROLS AND PROCEDURES BASED ON OUR EVALUATION AS OF THE EVALUATION DATE;

5. THE REGISTRANT'S OTHER CERTIFYING OFFICERS AND I HAVE DISCLOSED, BASED ON OUR MOST RECENT EVALUATION, TO THE REGISTRANT'S AUDITORS AND THE AUDIT COMMITTEE OF REGISTRANT'S BOARD OF DIRECTORS (OR PERSONS PERFORMING THE EQUIVALENT FUNCTION):

                  a. ALL SIGNIFICANT DEFICIENCIES IN THE DESIGN OR OPERATION OF INTERNAL CONTROLS WHICH COULD ADVERSELY AFFECT THE REGISTRANT'S ABILITY TO RECORD, PROCESS, SUMMARIZE AND REPORT FINANCIAL DATA AND HAVE IDENTIFIED FOR THE REGISTRANT'S AUDITORS ANY MATERIAL WEAKNESSES IN INTERNAL CONTROLS; AND

                  b. ANY FRAUD, WHETHER OR NOT MATERIAL, THAT INVOLVES MANAGEMENT OR OTHER EMPLOYEES WHO HAVE A SIGNIFICANT ROLE IN THE REGISTRANT'S INTERNAL CONTROLS; AND

6. THE REGISTRANT'S OTHER CERTIFYING OFFICERS AND I HAVE INDICATED IN THIS ANNUAL REPORT WHETHER OR NOT THERE WERE SIGNIFICANT CHANGES IN INTERNAL CONTROLS OR IN OTHER FACTORS THAT

COULD SIGNIFICANTLY AFFECT INTERNAL CONTROLS SUBSEQUENT TO THE DATE OF OUR MOST RECENT EVALUATION, INCLUDING ANY CORRECTIVE ACTIONS WITH REGARD TO SIGNIFICANT DEFICIENCIES AND MATERIAL WEAKNESSES.

DATE: MAY 6, 2003                         /s/ PHILIP E. LUNDQUIST
                                          -----------------------
                                          PHILIP E. LUNDQUIST
                                          CHIEF EXECUTIVE OFFICER

                                  CERTIFICATION

I, PHILIP E. LUNDQUIST, CHIEF FINANCIAL OFFICER OF HALIFAX INTERNATIONAL, INC. CERTIFY THAT:

1. I HAVE REVIEWED THIS ANNUAL REPORT ON FORM 10-K OF HALIFAX INTERNATIONAL,
INC.

2. BASED ON MY KNOWLEDGE, THIS ANNUAL REPORT DOES NOT CONTAIN ANY UNTRUE STATEMENT OF A MATERIAL FACT OR OMIT TO STATE A MATERIAL FACT NECESSARY TO MAKE THE STATEMENTS MADE, IN LIGHT OF THE CIRCUMSTANCES UNDER WHICH SUCH STATEMENTS WERE MADE, NOT MISLEADING WITH RESPECT TO THE PERIOD COVERED BY THIS ANNUAL REPORT;

3. BASED ON MY KNOWLEDGE, THE FINANCIAL STATEMENTS, AND OTHER FINANCIAL INFORMATION INCLUDED IN THIS ANNUAL REPORT, FAIRLY PRESENT IN ALL MATERIAL RESPECTS THE FINANCIAL CONDITION, RESULTS OF OPERATIONS AND CASH FLOWS OF THE REGISTRANT AS OF, AND FOR, THE PERIODS PRESENTED IN THIS ANNUAL REPORT.

4. THE REGISTRANT'S OTHER CERTIFYING OFFICERS AND I ARE RESPONSIBLE FOR ESTABLISHING AND MAINTAINING DISCLOSURE CONTROLS AND PROCEDURES (AS DEFINED IN EXCHANGE ACT RULES 13a-14 AND 15d-14) FOR THE REGISTRANT AND WE HAVE:

                  a. DESIGNED SUCH DISCLOSURE CONTROLS AND PROCEDURES TO ENSURE THAT MATERIAL INFORMATION RELATING TO THE REGISTRANT, INCLUDING ITS CONSOLIDATED SUBSIDIARIES, IS MADE KNOWN TO US BY OTHERS WITHIN THOSE ENTITIES, PARTICULARLY DURING THE PERIOD IN WHICH THIS ANNUAL REPORT IS BEING PREPARED;

                  b. EVALUATED THE EFFECTIVENESS OF THE REGISTRANT'S DISCLOSURE CONTROLS AND PROCEDURES AS OF A DATE WITHIN 90 DAYS PRIOR TO THE FILING DATE OF THIS ANNUAL REPORT (THE "EVALUATION DATE"); AND

                  c. PRESENTED IN THIS ANNUAL REPORT OUR CONCLUSIONS ABOUT THE EFFECTIVENESS OF THE DISCLOSURE CONTROLS AND PROCEDURES BASED ON OUR EVALUATION AS OF THE EVALUATION DATE;

5. THE REGISTRANT'S OTHER CERTIFYING OFFICERS AND I HAVE DISCLOSED, BASED ON OUR MOST RECENT EVALUATION, TO THE REGISTRANT'S AUDITORS AND THE AUDIT COMMITTEE OF REGISTRANT'S BOARD OF DIRECTORS (OR PERSONS PERFORMING THE EQUIVALENT FUNCTION):

                  a. ALL SIGNIFICANT DEFICIENCIES IN THE DESIGN OR OPERATION OF INTERNAL CONTROLS WHICH COULD ADVERSELY AFFECT THE REGISTRANT'S ABILITY TO RECORD, PROCESS, SUMMARIZE AND REPORT FINANCIAL DATA AND HAVE IDENTIFIED FOR THE REGISTRANT'S AUDITORS ANY MATERIAL WEAKNESSES IN INTERNAL CONTROLS; AND

                  b. ANY FRAUD, WHETHER OR NOT MATERIAL, THAT INVOLVES MANAGEMENT OR OTHER EMPLOYEES WHO HAVE A SIGNIFICANT ROLE IN THE REGISTRANT'S INTERNAL CONTROLS; AND

6. THE REGISTRANT'S OTHER CERTIFYING OFFICERS AND I HAVE INDICATED IN THIS ANNUAL REPORT WHETHER OR NOT THERE WERE SIGNIFICANT CHANGES IN INTERNAL CONTROLS OR IN OTHER FACTORS THAT

COULD SIGNIFICANTLY AFFECT INTERNAL CONTROLS SUBSEQUENT TO THE DATE OF OUR MOST RECENT EVALUATION, INCLUDING ANY CORRECTIVE ACTIONS WITH REGARD TO SIGNIFICANT DEFICIENCIES AND MATERIAL WEAKNESSES.

DATE: MAY 6, 2003                         /s/ PHILIP E. LUNDQUIST
                                          -----------------------
                                          PHILIP E. LUNDQUIST
                                          CHIEF FINANCIAL OFFICER

                           HALIFAX INTERNATIONAL, INC.

                                 BALANCE SHEETS

                           DECEMBER 31, 2002 AND 2001

                                     ASSETS

                                                                       2002                      2001
CURRENT ASSETS
    Cash                                                           $    36,328               $    10,638

OTHER ASSETS
  Investment in Annapolis Valley Ventures, Inc.                    $     5,000               $    95,000
  Investment in Truscom, Inc.                                      $   300,000               $ 1,093,466
  Investment in WTI Advantage Products, Inc.                       $       -0-               $   125,000
  Investment in X-VU, LLC                                          $     1,000                         -
     Total Other Assets                                            $   306,000               $ 1,313,466

                 TOTAL ASSETS                                      $   342,328               $ 1,324,104
                                                                   ===========               ===========

                      LIABILITIES AND STOCKHOLDER'S EQUITY

CURRENT LIABILITIES
  Accounts Payable                                                 $   261,500               $   222,000
  Notes Payable                                                    $   227,500               $   219,790
            Total Current Liabilities                              $   489,000               $   441,790

STOCKHOLDERS' EQUITY
  Common Stock - 30,000,000 shares authorized,                     $ 6,386,849               $ 6,175,549
   20,803,486 issued and outstanding
  Preferred Stock                                                  $   976,500               $   976,500
   10,000,000 shares authorized,
   976,500 issued and outstanding
  Retained earnings                                                $(6,268,035)              $(6,036,215)
  Accumulated Other Comprehensive Income                           $(1,241,986)              $  (233,520)
                                                                   -----------               -----------

            Total Stockholders' Equity                             $   146,672               $   882,314

                 TOTAL LIABILITIES AND
                 STOCKHOLDERS' EQUITY                              $   342,328               $ 1,324,104
                                                                   ===========               ===========

                           HALIFAX INTERNATIONAL, INC.
                         STATEMENT OF INCOME AND EXPENSE
             FOR THE TWELVE MONTHS ENDED DECEMBER 31, 2002 AND 2001

                                                                       2002                      2001
                                                                       ----                      ----
INCOME                                                                                       $
Sales                                                              $    88,564               $   446,529
COST OF SALES                                                      $    11,415               $   334,022

GROSS MARGIN                                                       $    77,149               $   112,507

EXPENSES
  Automobile expenses                                              $    19,702               $    12,013
  Bank charges                                                     $     4,183               $     3,855
  Consulting Fees                                                  $   158,126               $   107,721
  Contributions                                                    $       160               $       150
  Dues and subscriptions                                           $       263               $       500
  Entertainment and promotion                                      $    24,919               $    40,966
  Insurance                                                        $     3,012               $    13,081
  Interest                                                         $         -               $       900
  Licenses                                                         $       275               $       662
  Marketing                                                        $       888               $         -
  Miscellaneous                                                    $         -               $       370
  Office expenses                                                  $     1,276               $    17,684
  Postage and courier                                              $        26               $       108
  Professional fees                                                $    41,906               $   201,706
  Rent                                                             $    11,732               $    96,256
  Salaries and Wages                                               $         -               $    48,900
  Telephone                                                        $     5,311               $     3,664
  Travel                                                           $    37,190               $   132,859
                                                                   -----------               -----------
       Total Expenses                                              $   308,969               $   681,395

NET INCOME FROM OPERATIONS                                         $  (231,820)              $  (568,888)

OTHER INCOME AND EXPENSES
  Interest Income                                                            -                         9
                                                                   -----------               -----------
  Unrealized loss on investment                                    $(1,008,466)              $   233,520
                                                                   -----------               -----------

            NET INCOME                                             $(1,240,286)              $  (802,399)
                                                                   ===========               ===========

                           HALIFAX INTERNATIONAL, INC.

                         STATEMENTS OF RETAINED EARNINGS

             FOR THE TWELVE MONTHS ENDED DECEMBER 31, 2002 AND 2001

                                                                       2002                      2001
                                                                       ----                      ----
RETAINED EARNINGS - BEGINNING OF YEAR                              $(6,036,215)              $(5,467,336)

NET INCOME FROM OPERATIONS                                         $  (231,820)              $  (568,879)
                                                                   -----------               -----------

RETAINED EARNINGS - END OF YEAR                                    $(6,268,035)              $(6,036,215)
                                                                   ===========               ===========

                           HALIFAX INTERNATIONAL, INC.

                            STATEMENTS OF CASH FLOWS

             FOR THE TWELVE MONTHS ENDED DECEMBER 31, 2002 AND 2001

                                                                       2002                      2001
                                                                       ----                      ----
CASH FLOWS FROM OPERATING ACTIVITIES
  Net Income                                                       $(1,240,286)              $  (568,879)
  Accumulated Other Comprehensive Income                           $ 1,008,466               $   233,520
   Changes in:
    Accounts payable                                               $    39,500               $   222,000
    Accrued Interest                                               $         -               $     6,720
  Net cash used by operating activities                            $  (192,320)              $  (587,119)

CASH FLOWS FROM FINANCING ACTIVITIES
  Issuance of Promissory notes                                     $    (7,710)              $    78,190
  Issuance of Common Stock                                         $   211,300               $ 1,046,650
                                                                   -----------               -----------
    Net cash provided by financing activities                      $   219,010               $ 1,124,840

CASH FLOWS FROM INVESTING ACTIVITIES
  Investments in Related Companies                                 $     1,000               $  (608,466)
                                                                   -----------               -----------
    Net cash used by investing activities                          $     1,000               $  (608,466)

      NET INCREASE (DECREASE) IN CASH                              $    25,690               $   (70,745)

CASH - BEGINNING OF PERIOD                                         $    10,638               $    81,383
                                                                   -----------               -----------

CASH - END OF PERIOD                                               $    36,328               $    10,638
                                                                   ===========               ===========

                           HALIFAX INTERNATIONAL, INC.

                          NOTES TO FINANCIAL STATEMENTS

                                DECEMBER 31, 2002

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

NOTE 3 - USE OF ESTIMATES

The preparation of financial statements in conformity with generally accepted accounting principles requires management to use estimates and assumptions. Those estimates and assumptions affect the reported amounts of assets and liabilities, and the reported revenues and expenses. Actual results could differ from the estimates used in preparing the financial statements.

NOTE 4 - RELATED PARTY TRANSACTION

Fees and expenses paid to related parties (officers and shareholders) for the twelve months ended December 31, 2002 consisted of the following:

       Payee                                Amount
       -----                                ------
Philip E. Lundquist                         $93,553

NOTE 5 - INVESTMENT IN TRUSCOM, INC.

Truscom, Inc. is a wholly-owned subsidiary of Halifax International, Inc. Truscom, Inc. owns a non-exclusive sales representation agreement for Japan with XTEC, Inc. of Miami, Florida and is valued at cost less $793,466. While it is reasonably possible that this estimate of value may change in the near term, no estimate can be made of the range of additional loss that is at least reasonably possible.

NOTE 6 - INVESTMENT IN WTI ADVANTAGE PRODUCTS, INC.

The acquisition of WTI Advantage Products, Inc. has been terminated.

NOTE 7 - INVESTMENT IN X-VU, LLC

On December 13, 2002, X-VU, LLC was incorporated in Georgia to market specialty consumer electronic products and services across North American and via the Internet.

NOTE 8 - NOTES PAYABLE

Notes payable bear interest at the annual rate of 12% and have a maturity of 12 months.

NOTE 9 - WARRANTS

In January 2001, a total of 500,000 warrants to purchase common stock; 250,000 at exercise price of $1.00 for 3 years, 250,000 at exercise price of $2.00 for 5 years, were granted.

In March 2001, a total of 1,761,583 warrants to purchase common stock at exercise price of $1.50, expiring March 2003, were issued to investors who purchased stock from 1996 through 1998.

                           HALIFAX INTERNATIONAL, INC.

                        SCHEDULE OF STOCKHOLDERS' EQUITY
          FROM SEPTEMBER 25, 1995 (INCEPTION) THROUGH DECEMBER 31, 2002

                                       Common Stock                  Preferred Stock
                                       ------------                  ---------------          Retained     Stockholders'
                                 Shares            Amount       Shares           Amount       Earnings        Equity
                                 ------            ------       ------           ------       --------        ------
Founders' Stock, 9/25/95        6,000,000
Issuance of Common Stock        1,000,000        $  100,000
(Investor group)               -----------       ----------
Balance, 12/31/95               7,000,000           100,000
Issuance of Common Stock          754,500           754,500
Services                          672,500
Net Income                                                                                     (734,591)
Balance, 12/31/96               8,427,000           854,500                                    (734,591)      119,909
Issuance of Common Stock          444,900           444,900
Services                          285,500
Net Income                                                                                     (435,353)
Balance, 12/31/97               9,157,400         1,299,400                                  (1,169,944)      129,456
Issuance of Common Stock        1,064,990           990,434
Services                          605,832
Net Income                                                                                     (905,505)
Balance, 12/31/98              10,828,222         2,289,834                                  (2,075,449)      214,385
Revere stock split (2:1)
2/26/99                        (5,414,111)
Issuance of Common Stock        1,022,500          (125,000)
And cash
Issuance of Common Stock          634,200           565,805
Services                          311,410
Net Income                                                                                   (1,924,426)
Balance, 12/31/99               7,382,221         2,730,639                                  (3,999,875)   (1,269,236)
Issuance of Common Stock        1,744,000         2,023,260
Conversion of Notes Payable                                     976,500          976,500
Into Preferred Stock, 9/30/00
Conversion of Note Payable        375,000           375,000
Into Common Stock
Services                          884,000
Net Income                                                                                   (1,467,461)
Balance, 12/31/2000            10,385,221         5,128,899     976,500          976,500     (5,467,336)      638,063
Issuance of Common Stock        3,008,583         1,046,650
Services                        4,951,750
Net Income                                                                                     (568,879)
Accumulated Other                                                                                            (233,520)
Comprehensive Income
Balance, 12/31/2001            18,345,554         6,175,549     976,500          976,500     (6,036,215)      882,314
Issuance of Common Stock        1,607,800           211,300
Services                          850,132
Net Income                                                                                     (231,820)
Accumulated Other                                                                                          (1,008,466)
Comprehensive Income
                               ----------        ----------     -------          -------     ----------    ----------
Balance, 12/31/2002            20,803,486         6,386,849     976,500          976,500      6,268,035       146,672
                               ==========        ==========     =======          =======     ==========    ==========