Form 10QSB
period 2003-03-31
HALIFAX INTERNATIONAL INC
filed 2003-06-30
CIK 1100981

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

[X] Quarterly Report Under Section 13 or 15(d) of the Securities Exchange Act of
    1934

                        For Quarter Ended: March 31, 2003

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

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

         As of June 15, 2003, the Registrant had a total of 20,947,486 shares of common stock issued and outstanding.

                                TABLE OF CONTENTS

                          PART I. FINANCIAL INFORMATION

Item 1: Financial Statements..............................................................3

Item 2: Plan of Operations...............................................................11

                           PART II. OTHER INFORMATION

Item 2: Changes in Securities............................................................13

Item 5: Other Information................................................................13

Item 6: Exhibits and Reports filed on Form 8-K...........................................14

Signatures...............................................................................14

                          PART I: FINANCIAL INFORMATION

ITEM 1: FINANCIAL STATEMENTS

         The financial information set forth below for the three month periods ended March 31, 2003 and March 31, 2002, is unaudited This financial information, in the opinion of management, includes all adjustments consisting of normal recurring entries necessary for the fair presentation of such data. The results of operations for the three months ended March 31, 2003 are not necessarily indicative of results to be expected for any subsequent period.

                           HALIFAX INTERNATIONAL, INC.

                                 BALANCE SHEETS

                      MARCH 31, 2003 AND DECEMBER 31, 2002

                                     ASSETS

                                                                  3/31/2003          12/31/2002
CURRENT ASSETS
    Cash                                                         $    36,258        $    36,328

OTHER ASSETS
  Investment in Annapolis Valley Ventures, Inc.                  $     5,000        $     5,000
  Investment in Truscom, Inc.                                    $   300,000        $   300,000
  Investment in X-VU, LLC                                        $     5,625        $     1,000
                                                                 -----------        -----------

     Total Other Assets                                          $   310,625        $   306,000

                 TOTAL ASSETS                                    $   346,883        $   342,328
                                                                 ===========        ===========

                      LIABILITIES AND STOCKHOLDER'S EQUITY

CURRENT LIABILITIES
  Accounts Payable                                               $   249,500        $   261,500
  Notes Payable                                                  $   237,500        $   227,500
            Total Current Liabilities                            $   487,000        $   489,000

STOCKHOLDERS' EQUITY
  Common Stock - 30,000,000 shares authorized,                   $   435,899        $   386,849
   20,947,486 issued and outstanding
  Preferred Stock - Convertible, Cumulative, Nonvoting           $   976,500        $   976,500
   10,000,000 shares authorized,
   976,500 issued and outstanding
  Retained earnings                                              $  (310,530)       $  (268,035)
  Accumulated Other Comprehensive Income                         $(1,241,986)       $(1,241,986)
                                                                 -----------        -----------

         Total Stockholders' Equity                              $   140,117        $   146,672

              TOTAL LIABILITIES AND
                STOCKHOLDERS' EQUITY                             $   346,883        $   324,328
                                                                 ===========        ===========

                           HALIFAX INTERNATIONAL, INC.
                         STATEMENT OF INCOME AND EXPENSE
               FOR THE THREE MONTHS ENDED MARCH 31, 2003 AND 2002

                                                                       2003              2002
                                                                     ---------        ---------
INCOME
FEES                                                                 $      --        $  70,611

COST OF SALES                                                        $      --        $  11,030

GROSS MARGIN                                                         $      --        $  59,581

EXPENSES
  Automobile expenses                                                $     674        $   3,307
  Bank charges                                                       $   1,832        $   1,265
  Consultants                                                        $  24,312        $  42,293
  Entertainment and promotion                                        $   5,822        $ 10,2361
  Insurance                                                          $      --        $   3,012
  Marketing                                                          $      --        $     888
  Office expenses                                                    $     536        $     670
  Professional fees                                                  $   5,839        $  20,934
  Rent                                                               $      --        $  11,732
  Telephone                                                          $     984        $   2,153
  Travel                                                             $   2,501        $   8,538
                                                                     ---------        ---------
       Total Expenses                                                $  42,500        $ 105,028

NET INCOME FROM OPERATIONS                                           $ (42,500)       $ (45,447)

OTHER INCOME AND EXPENSE
Interest                                                             $       5        $      --
  Unrealized loss on investment                                      $     (--)       $ 100,000
                                                                     ---------        ---------

            NET INCOME                                               $ (42,495)       $(145,447)
                                                                     =========        =========

                           HALIFAX INTERNATIONAL, INC.

                         STATEMENTS OF RETAINED EARNINGS

               FOR THE THREE MONTHS ENDED MARCH 31, 2003 AND 2002

                                                     2003             2002
                                                  -----------      -----------
RETAINED EARNINGS - BEGINNING OF PERIOD           $(6,268,035)     $(6,036,215)

NET INCOME                                        $   (42,495)     $   (45,447)
                                                  -----------      -----------

RETAINED EARNINGS - END OF PERIOD                 $(6,310,530)     $(6,081,662)
                                                  ===========      ===========

                           HALIFAX INTERNATIONAL, INC.

                            STATEMENTS OF CASH FLOWS

               FOR THE THREE MONTHS ENDED MARCH 31, 2003 AND 2002

                                                          2003              2002
                                                        ---------        ---------
CASH FLOWS FROM OPERATING ACTIVITIES
  Net Income                                            $ (42,495)       $ (45,447)
   Changes in:
    Accounts payable                                    $  12,000        $  24,000
  Net cash used by operating activities                 $ (54,495)       $ (21,447)

CASH FLOWS FROM FINANCING ACTIVITIES
  Issuance of Promissory notes                          $  10,000        $  13,660
  Issuance of Common Stock                              $  49,050        $  65,000
                                                        ---------        ---------
    Net cash provided by financing activities           $  59,050        $  78,660

CASH FLOWS FROM INVESTING ACTIVITIES
  Investments in Related Companies                      $   4,625        $     (--)
                                                        ---------        ---------
    Net cash used by investing activities               $   4,625        $     (--)

      NET INCREASE (DECREASE) IN CASH                   $      70        $  57,213

CASH - BEGINNING OF PERIOD                              $  36,328        $  10,638
                                                        ---------        ---------

CASH - END OF PERIOD                                    $  36,258        $  67,851
                                                        =========        =========

                           HALIFAX INTERNATIONAL, INC.

                          NOTES TO FINANCIAL STATEMENTS

                                 MARCH 31, 2003

         The following discussion should be read in conjunction with the Financial Statements and Notes thereto of the Company presented in the Company's Annual Report on Form 10K/A for year ended December 31, 2002.

NOTE 1 - PLAN OF REORGANIZATION AND ACQUISITION

On February 26, 1999, Halifax International, Inc. (formerly Silver Strike Mining Company, "the Company") acquired Christopher Partners, Inc. through the issuance of 5,414,111 shares of common stock. Shareholders of Silver Striker Mining Company received a total of 1,022,500 shares of Halifax International, Inc. common stock and $125,000. The Company also authorized a name change to Halifax International, Inc. upon the effective date of he merger. This merger is treated as a reverse acquisition and, therefore, all historical information is that of the accounting survivor Christopher Partners, Inc.

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

NOTE 4 - RELATED PARTY TRANSACTION

Fees and expenses paid to related parties (officers and shareholders) for the nine months ended March 31, 2002 consisted of the following:

         Payee                                       Amount
         -----                                       ------

Philip E. Lundquist                                  $7,880

NOTE 5 - INVESTMENT IN TRUSCOM, INC.

Truscom, Inc. is a wholly-owned subsidiary of Halifax International, Inc. Truscom, Inc. owns a non-exclusive sales representation agreement for Japan with XTEC, Inc. of Miami, Florida and is valued at cost less $793,466. While it is reasonable possible that this estimate of value may change in the near term, no estimate can be made of the range of additional loss that is at least reasonably possible.

NOTE 6 - INVESTMENT IN WTI ADVANTAGE PRODUCTS, INC.

The acquisition of WTI Advantage Products, Inc. has been terminated.

NOTE 7 - INVESTMENT IN X-VU, LLC

On December 13, 2002, X-VU, LLC was incorporated in Georgia to market specialty consumer electronic products and services across North America and via the Internet.

NOTE 8 - NOTES PAYABLE

Notes payable bear interest at the annual rate of 12% and have a maturity of 12 months.

NOTE 9 - WARRANTS

In January 2001, a total of 500,000 warrants to purchase common stock; 250,000 at exercise price of $1.00 for 3 years, 250,000 at exercise price of $2.00 for 5 years, were granted.

                           HALIFAX INTERNATIONAL, INC.

                        SCHEDULE OF STOCKHOLDERS' EQUITY
           FROM SEPTEMBER 25, 1995 (INCEPTION) THROUGH MARCH 31, 2003

                                                Common Stock                  Preferred Stock           Retained       Stockholders'
                                          Shares            Amount          Shares        Amount        Earnings          Equity
                                        ----------        ----------       -------       -------       ----------      -------------

Founders' Stock, 9/25/95                 6,000,000
------------------------------------------------------------------------------------------------------------------------------------
Issuance of Common Stock                 1,000,000        $  100,000
------------------------------------------------------------------------------------------------------------------------------------
(Investor group)
                                        ----------        ----------
------------------------------------------------------------------------------------------------------------------------------------
Balance, 12/31/95                        7,000,000           100,000
------------------------------------------------------------------------------------------------------------------------------------
Issuance of Common Stock                   754,500           754,500
------------------------------------------------------------------------------------------------------------------------------------
Services                                   672,500
------------------------------------------------------------------------------------------------------------------------------------
Net Income                                                                                               (734,591)
------------------------------------------------------------------------------------------------------------------------------------
Balance, 12/31/96                        8,427,000           854,500                                     (734,591)         119,909
------------------------------------------------------------------------------------------------------------------------------------
Issuance of Common Stock                   444,900           444,900
------------------------------------------------------------------------------------------------------------------------------------
Services                                   285,500
------------------------------------------------------------------------------------------------------------------------------------
Net Income                                                                                               (435,353)
------------------------------------------------------------------------------------------------------------------------------------
Balance, 12/31/97                        9,157,400         1,299,400                                   (1,169,944)         129,456
------------------------------------------------------------------------------------------------------------------------------------
Issuance of Common Stock                 1,064,990           990,434
------------------------------------------------------------------------------------------------------------------------------------
Services                                   605,832
------------------------------------------------------------------------------------------------------------------------------------
Net Income                                                                                               (905,505)
------------------------------------------------------------------------------------------------------------------------------------
Balance, 12/31/98                       10,828,222         2,289,834                                   (2,075,449)         214,385
------------------------------------------------------------------------------------------------------------------------------------
Revere stock split (2:1)
2/26/99                                 (5,414,111)
------------------------------------------------------------------------------------------------------------------------------------
Issuance of Common Stock                 1,022,500          (125,000)
And cash
------------------------------------------------------------------------------------------------------------------------------------
Issuance of Common Stock                   634,200           565,805
------------------------------------------------------------------------------------------------------------------------------------
Services                                   311,410
------------------------------------------------------------------------------------------------------------------------------------
Net Income                                                                                             (1,924,426)
------------------------------------------------------------------------------------------------------------------------------------
Balance, 12/31/99                        7,382,221         2,730,639                                   (3,999,875)      (1,269,236)
------------------------------------------------------------------------------------------------------------------------------------
Issuance of Common Stock                 1,744,000         2,023,260
------------------------------------------------------------------------------------------------------------------------------------
Conversion of Notes Payable                                                976,500       976,500
Into Preferred Stock, 9/30/00
------------------------------------------------------------------------------------------------------------------------------------
Conversion of Note Payable                 375,000           375,000
Into Common Stock
------------------------------------------------------------------------------------------------------------------------------------
Services                                   884,000
------------------------------------------------------------------------------------------------------------------------------------
Net Income                                                                                             (1,467,461)
------------------------------------------------------------------------------------------------------------------------------------
Balance, 12/31/2000                     10,385,221         5,128,899       976,500       976,500       (5,467,336)         638,063
------------------------------------------------------------------------------------------------------------------------------------
Issuance of Common Stock                 3,008,583         1,046,650
------------------------------------------------------------------------------------------------------------------------------------
Services                                 4,951,750
------------------------------------------------------------------------------------------------------------------------------------
Net Income                                                                                               (568,879)
------------------------------------------------------------------------------------------------------------------------------------
Accumulated Other                                                                                                         (233,520)
Comprehensive Income
------------------------------------------------------------------------------------------------------------------------------------
Balance, 12/31/2001                     18,345,554         6,175,549       976,500       976,500       (6,036,215)         882,314
------------------------------------------------------------------------------------------------------------------------------------
Issuance of Common Stock                 1,607,800           211,300
------------------------------------------------------------------------------------------------------------------------------------
Services                                   850,132
------------------------------------------------------------------------------------------------------------------------------------
Net Income                                                                                               (231,820)
------------------------------------------------------------------------------------------------------------------------------------
Accumulated Other                                                                                                       (1,008,466)
Comprehensive Income
------------------------------------------------------------------------------------------------------------------------------------
Balance, 3/31/2002                      20,947,486           386,849       976,500       976,500          268,035          146,672
------------------------------------------------------------------------------------------------------------------------------------

Issuance of Common Stock                   144,000            49,050
------------------------------------------------------------------------------------------------------------------------------------
Net Income                                                                                                 42,495
------------------------------------------------------------------------------------------------------------------------------------
Balance, 3,31,2003                      20,947,486         6,435,899       976,500       976,500         6,310530          140,117
                                        ==========        ==========       =======       =======       ==========       ==========
------------------------------------------------------------------------------------------------------------------------------------

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

ITEM 2: MANAGEMENT'S DISCUSSION AND ANALYSIS

GENERAL

         We recorded net losses for the past two fiscal years and the three months period ended March 31, 2003. We recorded revenues of $70,611 for the fiscal year ended December 31, 2002 and no revenue for the three months ended March, 31 2003 compared to $70,611 for comparable quarter 2002. We must continue to develop assets and profitable operations and/or obtain financing to continue as a going concern.

RESULTS OF OPERATIONS

         We recorded no revenue for the three months ended March 31, 2003. We had $70,611 revenue in the comparable period in 2002.

         Cost of sales was $11,030 in fiscal 2002 and $0 in the first quarter of 2003. Operating expenses were $52,500 for the three months ended March 31, 2003, a reduction of $62,528 from the comparable period in 2002. Our net loss from operations was $42,500 for the quarter ended March 31, 2003 compared to a net loss from operations of $45,447 for the quarter ended March 31, 2002.

LIQUIDITY AND CAPITAL RESOURCES

         We have an accumulated deficit of $6,310,530 at the three month period ended March 31, 2003. As of March 31, 2003, we had $36,258 in cash and total assets of $346,883, with total current liabilities of $487,000. Our material commitments for the next twelve months are notes payable on demand of $237,500, which bear an annual interest rate of 12% and have a maturity of 12 months. We also intend to continue to make investments in our subsidiaries during the next twelve months.

         We have financed our operations primarily through the sale of our common stock. We believe that our cash needs for the next twelve months will be met by sales of our common shares and the revenues we anticipate from future operations. If necessary, we may rely upon loans from our directors, officers and shareholders; however, these persons are not obligated to provide such funding. Net cash used for operating activities was $54,495 for the March 31, 2003 period. These financing activities were primarily the results of sales of our common stock.

         We may receive additional proceeds from the exercise of warrants to purchase 500,000 common shares which were granted in January 2001. The warrants have exercise prices ranging from $1.00 to $2.00 and expire through January 2006. The holders of the warrants have total discretion whether or not to exercise the warrants and we cannot assure that all of the warrants will be exercised before their expiration. If all outstanding warrants are exercised we would realize $750,000 in proceeds.

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

ITEM 3: CONTROLS AND PROCEDURES

         Based on his most recent evaluation, which was completed in consultation with management within 90 days of the filing of this Form 10-QSB, the Company's Chairman and Chief Executive Officer and Chief Financial Officer believes the design and operation of the company's disclosure controls and procedures (as defined in Rules 13a-14 and 15d-14 promulgated under the Securities Exchange Act of 1934, as amended (the "Exchange Act")) were effective as of the date of such evaluation in timely alerting the Company's management to material information required to be included in this Form 10-QSB and other Exchange Act filings. There were no significant changes (including corrective actions with regard to significant deficiencies or material weaknesses) in the Company's internal controls or other factors that could significantly affect these controls subsequent to the date of the evaluation described above.

                           PART II: OTHER INFORMATION

ITEM 1: LEGAL PROCEEDINGS

         NOT APPLICABLE

ITEM 2: CHANGES IN SECURITIES

SALES OF UNREGISTERED SECURITIES

         From January 1 to March 31, 2002, we issued an aggregate of 144,000 common shares to eight (8) accredited investors for cash. These common shares were valued at $49,050 and were issued in a private placement to accredited investors. This offering was exempt from the registration requirements of the Securities Act of 1933 by reasons of Section 3(b) and Regulation D.

ITEM 3: DEFAULTS UPON SENIOR SECURITIES

         NONE

ITEM 4: SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         NOT APPLICABLE

ITEM 5: OTHER INFORMATION

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

ITEM 6: EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits               Description
    --------               -----------

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

                                    Halifax International, Inc.



Date: June 27, 2003                 By: /s/ Philip E. Lundquist
                                       --------------------------
                                          Philip E. Lundquist
                                          CEO/President/Secretary/
                                          Treasurer and Director

                                  CERTIFICATION

I, Philip E. Lundquist, Chief Executive Officer of Halifax International, Inc. certify that:

1. I have reviewed this quarterly report on Form 10-KSB of Halifax International, Inc..

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

4. The registrant's other certifying officers and i are responsible for establishing and maintaining disclosure controls and procedures (as defined in exchange act rules 13a-14 and 15d-14) for the registrant and we have:

         a. designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

         b. evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

         c. presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

         a. all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

         b. any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.



Date: June 27, 2003                 /s/ Philip E. Lundquist
                                    -------------------------
                                    Philip E. Lundquist
                                    Chief Executive Officer

                                  CERTIFICATION

I, Philip E. Lundquist, Chief Financial Officer of Halifax International, Inc. certify that:

1. I have reviewed this quarterly report on Form 10-KSB of Halifax International, Inc.

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

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

         a. designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

         b. evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

         c. presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

         a. all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

         b. any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.



Date: June 27, 2003                  /s/ Philip E. Lundquist
                                     -------------------------
                                     Philip E. Lundquist
                                     Chief Financial Officer