Form 10QSB
period 2003-06-30
HALIFAX INTERNATIONAL INC
filed 2003-08-19
CIK 1100981

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

[X] Quarterly Report Under Section 13 or 15(d) of the Securities Exchange
    Act of 1934

                        For Quarter Ended: June 30, 2003

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

                          PART I: FINANCIAL INFORMATION

ITEM 1:  FINANCIAL STATEMENTS

         The financial information set forth below for the six month periods ended June 30, 2003 and June 30, 2002, is unaudited This financial information, in the opinion of management, includes all adjustments consisting of normal recurring entries necessary for the fair presentation of such data. The results of operations for the six months ended June 30, 2003 are not necessarily indicative of results to be expected for any subsequent period.

                           HALIFAX INTERNATIONAL, INC.

                                 BALANCE SHEETS

                       JUNE 30, 2003 AND DECEMBER 31, 2002

                                     ASSETS

                                                                   6/30/2003                 12/31/2002
CURRENT ASSETS
    Cash                                                           $     32,083              $     36,328

OTHER ASSETS
  Investment in Annapolis Valley Ventures, Inc.                    $      5,000              $      5,000
  Investment in Truscom, Inc.                                      $    300,000              $    300,000
  Investment in X-VU, LLC                                          $     11,801              $      1,000
                                                                   -------------             -------------

     Total Other Assets                                            $    316,801              $    306,000

                 TOTAL ASSETS                                      $    348,884              $    342,328
                                                                   =============             =============

                      LIABILITIES AND STOCKHOLDER'S EQUITY

CURRENT LIABILITIES
  Accounts Payable                                                 $    249,500              $    261,500
  Notes Payable                                                    $    237,500              $    227,500
            Total Current Liabilities                              $    487,000              $    489,000

STOCKHOLDERS' EQUITY
  Common Stock -- 30,000,000 shares authorized,                    $  6,471,399              $  6,386,849
   20,947,486 issued and outstanding
  Preferred Stock -- Convertible, Cumulative, Nonvoting            $    976,500              $    976,500
   10,000,000 shares authorized,
   976,500 issued and outstanding
  Retained earnings                                                $( 6,344,029)             $ (6,268,035)
  Accumulated Other Comprehensive Income                           $ (1,241,986)             $ (1,241,986)
                                                                   -------------             -------------

         Total Stockholders' Equity                                $    138,116              $    146,672

              TOTAL LIABILITIES AND
                STOCKHOLDERS' EQUITY                               $    348,884              $    342,328
                                                                   =============             =============

                           HALIFAX INTERNATIONAL, INC.
                         STATEMENT OF INCOME AND EXPENSE
                 FOR THE SIX MONTHS ENDED JUNE 30, 2003 AND 2002

                                          2003              2002
                                          ----              ----
INCOME
FEES                                   $     -           $  88,564

COST OF SALES                          $     -           $  11,030

GROSS MARGIN                           $     -           $  77,534

EXPENSES
  Automobile expenses                  $   2,708         $  15,491
  Bank charges                         $   2,517         $   2,500
  Consultants                          $  24,236         $  59,501
  Contributions                              -           $      10
  Dues and Subscriptions               $      43         $     106
  Entertainment and promotion          $   9,936         $  14,569
  Insurance                            $     -           $   3,012
  Interest                             $     -           $     -
  Licenses                             $     -           $     -
  Marketing                            $     -           $     888
  Miscellaneous                        $     -           $     -
  Office expenses                      $     550         $     981
  Postage and Courier                  $     -           $      26
  Professional fees                    $  12,394         $  34,304
  Rent                                 $     -           $  11,732
  Supplies                             $     -           $     -
  Telephone                            $   2,578         $   2,919
  Travel                               $   3,039         $  21,178
                                       ---------         ---------
       Total Expenses                  $  76,001         $ 167,217

NET INCOME FROM OPERATIONS             $ (76,001)        $ (89,683)

OTHER INCOME AND EXPENSE
Interest                               $       7         $     -
  Unrealized loss on investment        $    (-)          $ 100,000
                                       ---------         ---------

            NET INCOME                 $ (75,994)        $(189,683)
                                       =========         =========


                           HALIFAX INTERNATIONAL, INC.

                         STATEMENTS OF RETAINED EARNINGS

                 FOR THE SIX MONTHS ENDED JUNE 30, 2003 AND 2002


                                                    2003                2002
                                                    ----                ----
RETAINED EARNINGS -- BEGINNING OF PERIOD        $(6,268,035)        $(6,036,215)

NET INCOME                                      $   (75,994)        $   (89,683)
                                                -----------         -----------

RETAINED EARNINGS -- END OF PERIOD              $(6,344,029)        $(6,125,898)
                                                ===========         ===========

                           HALIFAX INTERNATIONAL, INC.

                            STATEMENTS OF CASH FLOWS

                 FOR THE SIX MONTHS ENDED JUNE 30, 2003 AND 2002

                                                        2003             2002
                                                        ----             ----
CASH FLOWS FROM OPERATING ACTIVITIES
  Net Income                                         $ (75,994)        $(189,683)
    Changes in:
    Accounts payable                                 $  12,000         $  29,000
  Net cash used by operating activities              $ (87,994)        $(160,683)

CASH FLOWS FROM FINANCING ACTIVITIES
  Issuance of Promissory notes                       $  10,000         $   3,240
  Issuance of Common Stock                           $  84,550         $  66,500
                                                     ---------         ---------
    Net cash provided by financing activities        $  94,550         $  63,260

CASH FLOWS FROM INVESTING ACTIVITIES
  Investments in Related Companies                   $  10,801          $ (-)
                                                     ---------         ---------
    Net cash used by investing activities            $  10,801          $ (-)

      NET INCREASE (DECREASE) IN CASH                $   4,245         $  97,423

CASH -- BEGINNING OF PERIOD                          $  36,328         $  10,638
                                                     ---------         ---------

CASH -- END OF PERIOD                                $  32,083         $  86,785
                                                     =========         =========

                           HALIFAX INTERNATIONAL, INC.

                          NOTES TO FINANCIAL STATEMENTS

                                  JUNE 30, 2003

         The following discussion should be read in conjunction with the Financial Statements and Notes thereto of the Company presented in the Company's Annual Report on Form 10K/A for year ended December 31, 2002.

NOTE 1 -- PLAN OF REORGANIZATION AND ACQUISITION

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

NOTE 2 -- CONSOLIDATION POLICY

These consolidated financial statements include the books of Halifax International, Inc. (formerly Silver Strike Mining Company) and its wholly owned subsidiaries Christopher Partners, Inc. and Truscom, Inc. All intercompany transactions and accounts have been eliminated.

NOTE 3 -- USE OF ESTIMATES

The preparation of financial statements in conformity with generally accepted accounting principles requires management to use estimates and assumptions. Those estimates and assumptions affect the reported amounts of assets and liabilities, and the reported revenues and expenses. Actual results could differ from the estimates used in preparing the financial statements.

NOTE 4 -- RELATED PARTY TRANSACTION

Fees and expenses paid to related parties (officers and shareholders) for the six months ended June 30, 2003 consisted of the following:

         Payee                                       Amount
         -----                                       ------
Philip E. Lundquist                                  $18,093

NOTE 5 -- INVESTMENT IN TRUSCOM, INC.

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

NOTE 6 -- INVESTMENT IN WTI ADVANTAGE PRODUCTS, INC.

The acquisition of WTI Advantage Products, Inc. has been terminated.

NOTE 7 -- INVESTMENT IN X-VU, LLC

On December 13, 2002, X-VU, LLC was formed in Georgia to market specialty consumer electronic products and services across North America and via the Internet.

NOTE 8 -- NOTES PAYABLE

Notes payable bear interest at the annual rate of 12% and have a maturity of 12 months.

NOTE 9 -- WARRANTS

In January 2001, a total of 500,000 warrants to purchase common stock; 250,000 at exercise price of $1.00 for 3 years, 250,000 at exercise price of $2.00 for 5 years, were granted.

                           HALIFAX INTERNATIONAL, INC.

                        SCHEDULE OF STOCKHOLDERS' EQUITY
            FROM SEPTEMBER 25, 1995 (INCEPTION) THROUGH JUNE 30, 2003

                                        Common Stock                 Preferred Stock        Retained    Stockholders'
                                        ------------                 ---------------        Earnings       Equity
                                                                                            --------       ------
                                Shares              Amount       Shares           Amount
                                ------              ------       ------           ------

Founders' Stock, 9/25/95       6,000,000
Issuance of Common Stock       1,000,000          $  100,000
(Investor group)
Balance, 12/31/95              7,000,000             100,000
Issuance of Common Stock         754,500             754,500
Services                         672,500
Net Income                                                                                     (734,591)
Balance, 12/31/96              8,427,000             854,500                                   (734,591)    119,909
Issuance of Common Stock         444,900             444,900
Services                         285,500
Net Income                                                                                     (435,353)
Balance, 12/31/97              9,157,400           1,299,400                                 (1,169,944)    129,456
Issuance of Common Stock       1,064,990             990,434
Services                         605,832
Net Income                                                                                     (905,505)
Balance, 12/31/98             10,828,222           2,289,834                                 (2,075,449)    214,385
Revere stock split (2:1)
2/26/99                       (5,414,111)
Issuance of Common Stock       1,022,500            (125,000)
And cash
Issuance of Common Stock         634,200             565,805
Services                         311,410
Net Income                                                                                   (1,924,426)
Balance, 12/31/99              7,382,221           2,730,639                                 (3,999,875) (1,269,236)
Issuance of Common Stock       1,744,000           2,023,260
Conversion of Notes Payable                                       976,500          976,500
Into Preferred Stock, 9/30/00
Conversion of Note Payable       375,000             375,000
Into Common Stock
Services                         884,000
Net Income                                                                                   (1,467,461)
Balance, 12/31/2000           10,385,221           5,128,899      976,500          976,500   (5,467,336)    638,063
Issuance of Common Stock       3,008,583           1,046,650
Services                       4,951,750
Net Income                                                                                     (568,879)
Accumulated Other                                                                                          (233,520)
Comprehensive Income
Balance, 12/31/2001           18,345,554           6,175,549      976,500          976,500   (6,036,215)    882,314
Issuance of Common Stock       1,607,800             211,300
Services                         850,132
Net Income                                                                                     (231,820)
Accumulated Other                                                                                        (1,008,466)
Comprehensive Income
Balance, 3/31/2002            20,803,486           6,386,849      976,500          976,500    6,268,035     146,672

Issuance of Common Stock         144,000              84,550
Net Income                                                                                       75,994
Balance, 6/30/2003            20,947,486           6,471,399      976,500          976,500    6,344,027     138,116
                              ==========          ==========    =========         ========    =========     =======

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

ITEM 2:  MANAGEMENT'S DISCUSSION AND ANALYSIS

GENERAL

         We recorded net losses for the past two fiscal years and the six months period ended June 30, 2003. We recorded revenues of $88,564 for the fiscal year ended December 31, 2002 and no revenue for the six months ended June, 30 2003 compared to $88,564 for comparable quarter 2002. We must continue to develop assets and profitable operations and/or obtain financing to continue as a going concern.

RESULTS OF OPERATIONS

         We recorded no revenue for the six months ended June 30, 2003. We had $88,564 revenue in the comparable period in 2002.

         Cost of sales was $11,030 in fiscal 2002 and $0 in the six months ended June 30, 2003. Operating expenses were $76,001 for the six months ended June 30, 2003, a reduction of $91,216 from the comparable period in 2002. Our net loss from operations was $75,994 for the six months ended June 30, 2003 compared to a net loss from operations of $189,683 for the six months ended June 30, 2002.

LIQUIDITY AND CAPITAL RESOURCES

         We have an accumulated deficit of $6,344,029 at the six month period ended June 30, 2003. As of June 30, 2003, we had $32,083 in cash and total assets of $348,884, with total current liabilities of $487,000. Our material commitments for the next twelve months are notes payable on demand of $237,500, which bear an annual interest rate of 12% and have a maturity of 12 months. We also intend to continue to make investments in our subsidiaries during the next twelve months.

         We have financed our operations primarily through the sale of our common stock in private offerings to accredited investors. We believe that our cash needs for the next twelve months will be met by sales of shares of our common stock and the revenues we anticipate from future operations. If necessary, we may rely upon loans from our directors, officers and shareholders; however, these persons are not obligated to provide such funding. Net cash used for operating activities was $87,994 for the six months ended June 30, 2003. These financing activities were primarily the results of sales of our common stock.

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

                           PART II: OTHER INFORMATION

ITEM 1:  LEGAL PROCEEDINGS

         NOT APPLICABLE

ITEM 2:  CHANGES IN SECURITIES

SALES OF UNREGISTERED SECURITIES

         From January 1 to June 30, 2003, we issued an aggregate of 144,000 common shares to eight (8) accredited investors for cash. These common shares were valued at $49,050 and were issued in a private placement to accredited investors. This offering was exempt from the registration requirements of the Securities Act of 1933 (the "Act") by reasons of Section 3(b) and Section 4(2) of the Act and Regulation D promulgated under the Act.

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

ITEM 6:  EXHIBITS AND REPORTS ON FORM 8-K

(a)   Exhibits                              Description
      --------                              -----------

        31.1               Section 302 Certification

        31.2               Section 302 Certification

        32.1 State of Chief Executive Officer Pursuant to Section 1350 of Title 18 of the United States Code.

        32.2 State of Chief Financial Officer Pursuant to Section 1350 of Title 18 of the United States Code.

(b)  Reports on Form 8-K.

         None.

                                   SIGNATURES

         In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                       Halifax International, Inc.

Date: August 19, 2003                          By:    /s/ Philip E. Lundquist
                                                    --------------------------
                                               Philip E. Lundquist
                                               CEO/President/Secretary/
                                               Treasurer and Director