Form 10KSB/A
period 2002-12-31
HALIFAX INTERNATIONAL INC
filed 2003-09-17
CIK 1100981

                        SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                  FORM 1O-KSB/A
                                (Amendment No. 1)


[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]

                   For the fiscal year ended December 31, 2002

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934 [NO FEE REQUIRED]


                        Commission file number: 000-28883

                           Halifax International. Inc.
                           --------------------------
             (Exact Name of Registrant as Specified in its Charter)

          Nevada                                     58-2212465
          ------                         ----------------------------------
State or other jurisdiction of           I.R.S. Employer Identification No.
incorporation or organization

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

                                EXPLANATORY NOTE

         This Amendment No. 1 to our Annual Report on Form 10-KSB/A amends our Annual Report on Form 10-KSB for the fiscal year ended December 31, 2002 that was originally filed on May 8, 2003 in order to include the Independent Auditors' Report which was inadvertently omitted from the original filing of the Form 10-KSB. Except as set forth herein, there are no further changes to the Company's original filing of Form 10-KSB for the twelve months ended December 31, 2002. The Company does not undertake to update any item on its original filing of Form 10-KSB other than items set forth herein.

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



Date: September 16, 2003              By:  /s/ Philip E. Lundquist
                                         ----------------------------------
                                         Philip E. Lundquist, CEO/President
                                         Director and Treasurer





Date: September 16, 2003              By:  /s/ Ronan A. Harris
                                          ------------------------------
                                          Ronan A. Harris, Director

                          INDEPENDENT AUDITORS' REPORT


To the Board of Directors and Shareholders
Halifax International, Inc.
Atlanta, Georgia

We have audited the accompanying balance sheets of Halifax International, Inc. as of December 31, 2002 and the related statements of income, retained earnings and cash flows for the twelve months then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly in all material respects the financial position of Halifax International, Inc. as of December 31, 2002 and the results of their operations and their cash flows for the twelve months then ended in conformity with generally accepted accounting principles consistently applied.

Our audit was conducted for the purpose of forming an opinion on the basic financial statements taken as a whole. The supplement information included in the report is presented for the purpose of additional analysis and is not a required part of the basic financial statements of Halifax International, Inc. Such information has been subjected to the auditing procedures applied in the audit of basic financial statements and, in our opinion, is fairly stated in all material respects in relation to the financial statement taken as a whole.

THE JEFFRIES GROUP

Certified Public Accountants
Atlanta, Georgia
February 16, 2003

                           HALIFAX INTERNATIONAL, INC.


                                 BALANCE SHEETS

                           DECEMBER 31, 2002 AND 2001


                                                ASSETS


                                                                                       2002            2001
CURRENT ASSETS
  Cash                                                                           $    36,328       $    10,638

OTHER ASSETS
  Investment in Annapolis Valley Ventures, Inc.                                  $     5,000       $    95,000
  Investment in Truscom, Inc.                                                    $   300,000       $ 1,093,466
  Investment in WTIA dvantage Products, Inc.                                     $       -0-       $   125,000
  Investment in X-VU, LLC                                                        $     1,000                --
         Total Other Assets                                                      $   306,000       $ 1,313,466

              TOTAL ASSETS                                                       $   342,328       $ 1,324,104
                                                                                 ===========       ===========

                                       LIABILITIES AND STOCKHOLDER'S EQUITY

CURRENT LIABILITIES
  Accounts Payable                                                               $   261,500       $   222,000
  Notes Payable                                                                  $   227,500       $   219,790
         Total Current Liabilities                                               $   489,000       $   441,790

STOCKHOLDERS' EQUITY
  Common Stock - 30,000,000 shares authorized,                                   $ 6,386,849       $ 6,175,549
   20,803,486 issued and outstanding
  Preferred Stock                                                                $   976,500       $   976,500
   10,000,000 shares authorized,
   976,500 issued and outstanding
  Retained earnings                                                              $(6,268,035)      $(6,036,215)
  Accumulated Other Comprehensive Income                                         $(1,241,986)      $  (233,520)
                                                                                 -----------       -----------

         Total Stockholders' Equity                                              $   146,672       $   882,314

              TOTAL LIABILITIES AND
                STOCKHOLDERS' EQUITY                                             $   342,328       $ 1,324,104
                                                                                 ===========       ===========

                           HALIFAX INTERNATIONAL, INC.
                         STATEMENT OF INCOME AND EXPENSE
             FOR THE TWELVE MONTHS ENDED DECEMBER 31, 2002 AND 2001



                                            2002                 2001
                                         -----------           -----------
INCOME
Sales                                    $    88,564           $   446,529

COST OF SALES                            $    11,415           $   334,022

GROSS MARGIN                             $    77,149           $   112,507

EXPENSES
  Automobile expenses                    $    19,702           $    12,013
  Bank charges                           $     4,183           $     3,855
  Consulting Fees                        $   158,126           $   107,721
  Contributions                          $       160           $       150
  Dues and subscriptions                 $       263           $       500
  Entertainment and promotion            $    24,919           $    40,966
  Insurance                              $     3,012           $    13,081
  Interest                               $        --           $       900
  Licenses                               $       275           $       662
  Marketing                              $       888           $        --
  Miscellaneous                          $        --           $       370
  Office expenses                        $     1,276           $    17,684
  Postage and courier                    $        26           $       108
  Professional fees                      $    41,906           $   201,706
  Rent                                   $    11,732           $    96,256
  Salaries and Wages                     $        --           $    48,900
  Telephone                              $     5,311           $     3,664
  Travel                                 $    37,190           $   132,859
                                         -----------           -----------
       Total Expenses                    $   308,969           $   681,395

NET INCOME FROM OPERATIONS               $  (231,820)          $  (568,888)
                                                               -----------

OTHER INCOME AND EXPENSES
  Interest Income                                 --                     9
                                         -----------           -----------
  Unrealized loss on investment          $(1,008,466)          $   233,520
                                         -----------           -----------

            NET INCOME                   $(1,240,286)          $  (802,399)
                                         ===========           ===========

                           HALIFAX INTERNATIONAL, INC.

                         STATEMENTS OF RETAINED EARNINGS

             FOR THE TWELVE MONTHS ENDED DECEMBER 31, 2002 AND 2001

                                                  2002                   2001
                                               -----------           -----------
RETAINED EARNINGS - BEGINNING OF YEAR          $(6,036,215)          $(5,467,336)

NET INCOME FROM OPERATIONS                     $  (231,820)          $  (568,879)
                                               -----------           -----------

RETAINED EARNINGS - END OF YEAR                $(6,268,035)          $(6,036,215)
                                               ===========           ===========

                           HALIFAX INTERNATIONAL, INC.

                            STATEMENTS OF CASH FLOWS

             FOR THE TWELVE MONTHS ENDED DECEMBER 31, 2002 AND 2001

                                                           2002                 2001
                                                       -----------           -----------
CASH FLOWS FROM OPERATING ACTIVITIES
  Net Income                                           $(1,240,286)          $  (568,879)
  Accumulated Other Comprehensive Income               $ 1,008,466           $   233,520
   Changes in:
    Accounts payable                                   $    39,500           $   222,000
    Accrued Interest                                   $        --           $     6,720
  Net cash used by operating activities                $  (192,320)          $  (587,119)

CASH FLOWS FROM FINANCING ACTIVITIES
  Issuance of Promissory notes                         $    (7,710)          $    78,190
  Issuance of Common Stock                             $   211,300           $ 1,046,650
                                                       -----------           -----------
    Net cash provided by financing activities          $   219,010           $ 1,124,840

CASH FLOWS FROM INVESTING ACTIVITIES
  Investments in Related Companies                     $     1,000           $  (608,466)
                                                       -----------           -----------
    Net cash used by investing activities              $     1,000           $  (608,466)

      NET INCREASE (DECREASE) IN CASH                  $    25,690           $   (70,745)

CASH - BEGINNING OF PERIOD                             $    10,638           $    81,383
                                                       -----------           -----------

CASH - END OF PERIOD                                   $    36,328           $    10,638
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

                           HALIFAX INTERNATIONAL, INC.

                        SCHEDULE OF STOCKHOLDERS' EQUITY
          FROM SEPTEMBER 25, 1995 (INCEPTION) THROUGH DECEMBER 31, 2002


                                          Common Stock                       Preferred Stock            Retained      Stockholders'
                                      Shares           Amount           Shares            Amount        Earnings        Equity
                                      ------           ------           ------            ------        --------      -------------
Founders' Stock, 9/25/95            6,000,000
Issuance of Common Stock            1,000,000      $   100,000
(Investor group)
Balance, 12/31/95                   7,000,000          100,000
Issuance of Common Stock              754,500          754,500
Services                              672,500
Net Income                                                                                               (734,591)
Balance, 12/31/96                   8,427,000          854,500                                           (734,591)         119,909
Issuance of Common Stock              444,900          444,900
Services                              285,500
Net Income                                                                                               (435,353)
Balance, 12/31/97                   9,157,400        1,299,400                                         (1,169,944)         129,456
Issuance of Common Stock            1,064,990          990,434
Services                              605,832
Net Income                                                                                               (905,505)
Balance, 12/31/98                  10,828,222        2,289,834                                         (2,075,449)         214,385
Revere stock split (2:1)
2/26/99                            (5,414,111)
Issuance of Common Stock            1,022,500         (125,000)
And cash
Issuance of Common Stock              634,200          565,805
Services                              311,410
Net Income                                                                                             (1,924,426)
Balance, 12/31/99                   7,382,221        2,730,639                                         (3,999,875)      (1,269,236)
Issuance of Common Stock            1,744,000        2,023,260
Conversion of Notes Payable
Into Preferred Stock, 9/30/00                                           976,500          976,500
Conversion of Note Payable
Into Common Stock                     375,000          375,000
Services                              884,000
Net Income                                                                                             (1,467,461)
Balance, 12/31/2000                10,385,221        5,128,899          976,500          976,500       (5,467,336)         638,063
Issuance of Common Stock            3,008,583        1,046,650
Services                            4,951,750
Net Income                                                                                               (568,879)
Accumulated Other                                                                                                         (233,520)
Comprehensive Income
Balance, 12/31/2001                18,345,554        6,175,549          976,500          976,500       (6,036,215)         882,314
Issuance of Common Stock            1,607,800          211,300
Services                              850,132
Net Income                                                                                               (231,820)
Accumulated Other                                                                                                       (1,008,466)
Comprehensive Income
Balance, 12/31/2002                20,803,486        6,386,849          976,500          976,500        6,268,035          146,672
                                  ===========      ===========      ===========      ===========      ===========      ===========