Form 10KSB/A
period 2002-12-31
HALIFAX INTERNATIONAL INC
filed 2005-10-14
CIK 1100981

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

FORM 10-KSB/A

Amendment No. 2

(Mark One)

☒ ANNUAL REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2002

OR

☐ TRANSITION REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES
EXCHANGE ACT OF 1934

Commission File Number 000-28883

VUBOTICS, INC.

(Name of small business issuer in its charter)

Nevada	58-2212465
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

1108 Oglethorpe Drive, Atlanta, GA  30319

(Address of Principal Executive Offices) (Zip Code)

(404) 816-6100

(Registrant’s telephone number, including area code)

Securities registered under Section 12(b) of the Exchange Act: None

Securities registered under Section 12(g) of the Exchange Act:

Common Stock, $0.001 par value

(Title of class)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☐ No ☒

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB ☐.

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).   Yes ☐  No ☒

Registrant’s revenues for the twelve month period ended December 31, 2002: $88,564.

The aggregate market value of the shares of Common Stock held by non-affiliates of the Registrant, as of March 15, 2003 was $1,800,000 as reported by the trading and market services of the NASDAQ OTC Bulletin Board.

As of September 27, 2005, the Registrant had outstanding 33,437,274 shares of Common Stock, $0.001 par value.

Transitional Small Business Disclosure Format.   Yes ☐  No  ☒

EXPLANATORY NOTE

This Amendment No. 2 to our Annual Report on Form 10-KSB/A amends our Annual Report on Form 10-KSB for the fiscal year ended December 31, 2002 that was originally filed on May 8, 2003 in order to correctly account for investments in subsidiaries under the equity method.  Further, we evaluated the goodwill of Truscom, Inc. and have determined that additional impairment existed.  We have written down the asset to zero.  Except as set forth herein, there are no further changes to the Company’s original filing of Form 10-KSB for the twelve months ended December 31, 2002. The Company does not undertake to update any item on its original filing of Form 10-KSB other than items set forth herein.

In November, 2004, the Company changed its name to Vubotics, Inc.

This form 10KSB is being filed simultaneously with the following current reports:

Form 10-KSB  for the fiscal year ended December 31, 2003;

Form 10-KSB  for the fiscal year ended December 31, 2004;

Form 10-QSB  for the quarter ended March 31, 2003;

Form 10-QSB  for the quarter ended June 30, 2003;

Form 10-QSB  for the quarter ended September 30, 2003;

Form 10-QSB  for the quarter ended March 31, 2004;

Form 10-QSB  for the quarter ended June 30, 2004;

Form 10-QSB  for the quarter ended September 30, 2004;

Form 10-QSB  for the quarter ended March 31, 2005; and

Form 10-QSB  for the quarter ended June 30, 2005.

PART I

ITEM 1. DESCRIPTION OF BUSINESS

Forward Looking Statements

This annual report on Form 10-KSB includes forward looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (“Forward Looking Statements”). All statements other than statements of historical fact included in this report are Forward Looking Statements. In the normal course of its business, the Company, in an effort to help keep its shareholders and the public informed about the Company’s operations, may from time-to-time issue certain statements, either in writing or orally, that contain or may contain Forward Looking Statements. Although the Company believes that the expectations reflected in such Forward Looking Statements are reasonable, it can give no assurance that such expectations will prove to have been correct. Generally, these statements relate to business plans or strategies, projected or anticipated benefits or other consequences of such plans or strategies, past and possible future, of acquisitions and projected or anticipated benefits from acquisitions made by or to be made by the Company, or projections involving anticipated revenues, earnings, levels of capital expenditures or other aspects of operating results. All phases of the Company operations are subject to a number of uncertainties, risks and other influences, many of which are outside the control of the Company and any one of which, or a combination of which, could materially affect the results of the Company’s proposed operations and whether Forward Looking Statements made by the Company ultimately prove to be accurate. Such important factors (“Important Factors”) and other factors could cause actual results to differ materially from the Company’s expectations as disclosed in this report. All prior and subsequent written and oral Forward Looking Statements attributable to the Company or persons acting on its behalf are expressly qualified in their entirety by the Important Factors described below that could cause actual results to differ materially from the Company’s expectations as set forth in any Forward Looking Statement made by or on behalf of the Company.

General Background

The Company was originally incorporated on February 27, 1996 in the state of Nevada as Silver Strike Mining Company, Inc. On February 12, 1999, Silver Strike changed its name to Halifax International, Inc. On February 26, 1999, Halifax acquired Christopher Partners, Inc., a Georgia corporation, as a wholly-owned subsidiary (“Christopher”).  At the time of acquisition, Christopher Partners had a wholly owned subsidiary, Palau Engineering & Construction Co., Ltd., a Bermuda corporation (“Palau”).  In November 2000 the Company discontinued the business operations of both Christopher and Palau.  On June 14, 2000, Halifax formed a wholly-owned subsidiary, Truscom, Inc., a Japanese corporation (“Truscom”).  The Company discontinued the business operations of Truscom in 2002. On June 20, 2001, Halifax incorporated a wholly owned subsidiary, Annapolis Valley Ventures, Inc. in the state of Delaware (“Annapolis”). The Company discontinued the business operations of Annapolis in 2002. On December 13, 2002, Halifax formed a wholly owned subsidiary, X-VU, LLC, a limited liability company under the laws of the state of Georgia (“X-VU”).

Business Operations

The Company is a holding company with one operating subsidiary; X-VU, LLC.

X-VU, LLC was formed to market specialty consumer electronic products and services across North America and via the Internet. The Company is negotiating an exclusive master distribution agreement with a Chinese manufacturer to begin selling a unique virtual reality headgear that enhances the viewing experience of games and other types of video entertainment. Other follow-on products may include portable DVD players and accessories. X-VU will seek to add products that represent innovation at a compelling value. The Company’s immediate objective is to quickly build sales of the headgear which has features not otherwise available in the marketplace, primarily a light-emitting diode (LED) manufactured by Kopin Corporation (Nasdaq: KOPN), a leading semi-conductor company. X-VU intends to market its products through a combination of direct sales from a website, TV, print and Internet advertising and indirect sales from video rental and retail electronics chain stores. Whenever possible, X-VU will outsource business functions to minimize fixed costs and to enhance its operational flexibility in pursuit of maximizing short-term cash flows.

The Company had an investment in Truscom, a company specializing in secure internet technology for financial transactions and governmental applications. Through contracts entered into with X-Tec, a Florida based company holding the exclusive patent on “Mediametrics”‘ the latest in secure “net” technology, Truscom had acquired the nonexclusive rights to distribute this technology, in its various applications, throughout Asia and parts of Europe.

Mediametrics(TM) is a non-finite state based, security solution that enables business and organizations in the public and private sectors to securely process, store, and manage proprietary information. Key areas of focus include secure solutions for electric commerce, embedded systems, transaction and data processing, access control, communications, and Internet banking. As of December 31, 2002 the Company wrote down its investment in Truscom, and ceased operations in Truscom.

Through Annapolis the Company had offered prepaid products and services, specializing in wireless technology, long distance telephone services and local dial tone. Lack of capital has restricted sales. Due to this lack of capital, the Company has discontinued the operations of Annapolis.

Risk Factors

Material Risks Related To The Company’s Business

The Company has incurred significant operating losses since inception and the Company cannot assure you that the Company will ever achieve profitability.

Since the Company’s inception, the Company has incurred losses every quarter. The extent of the Company’s future operating losses and the timing of profitability are highly uncertain, and the Company may never achieve or sustain profitability. The Company has incurred significant net losses since inception, including net losses of approximately $1,518,486 in 2002 and $932,758 in 2001. At December 31, 2002, the Company has an accumulated deficit of $8,340,973. The Company anticipates that the Company will continue to incur operating losses for the foreseeable future and it is possible that the Company will never generate substantial revenues from product sales.

The Company is a development stage company with a limited operating history that makes it impossible to reliably predict future growth and operating results.

The Company has not demonstrated that the Company can:

•                  Establish many of the business functions necessary to operate, including sales, marketing, administrative and financial functions, and establish appropriate financial controls;

•                  Make, use, and sell future products without infringing upon third party intellectual property rights; or

•                  Respond effectively to competitive pressures.

If the Company fails to develop products, the Company will not achieve significant revenues and the Company would be unlikely to be able to continue its current level of operations and would be unable to meet its long-term growth plans.

The Company’s future business and financial success will depend on its ability to introduce new products and upgrade existing products into the marketplace. Developing new products and upgrades to existing and future products imposes burdens on the Company’s management. This process is costly, and the Company cannot assure any investor that the Company will be able to successfully develop any products or enhance any future products. If the Company’s product development efforts are unsuccessful, the Company will have incurred significant costs without recognizing the expected benefits and business prospects will suffer.

The Company’s future capital needs are uncertain. The Company will need to raise additional funds in the future and these funds may not be available on acceptable terms or at all.

The Company believes that the Company’s current cash and cash equivalents are not sufficient to meet projected operating requirements through December 2003. Therefore, the Company may seek additional funds from public and private stock or debt offerings, borrowings or other sources prior to such time. The Company’s capital requirements will depend on many factors, including:

•                  The revenues generated by sales of products that the Company develops;

•                  The costs required to develop new products;

•                  The costs of obtaining and defending patents, trademarks and copyrights of the Company’s products;

•                  The costs associated with expanding the Company’s sales and marketing efforts;

•                  The expenses the Company incurs in selling its products;

•                  The costs associated with any expansion of operations;

•                  The costs associated with capital expenditures; and

•                  The number and timing of any business acquisitions or other strategic transactions.

As a result of these factors, the Company will need to raise additional funds, and these funds may not be available on favorable terms, or at all. Furthermore, if the Company issues equity or debt securities to raise additional funds, the Company’s existing stockholders may experience dilution, and the new equity or debt securities may have rights, preferences and privileges senior to those of the Company’s existing stockholders. In addition, if the Company raises additional funds through collaboration, licensing or other similar arrangements, it may be necessary to relinquish valuable rights to the Company’s potential products or proprietary technologies, or grant licenses on terms that are not favorable to the Company. If the Company cannot raise funds on acceptable terms, the Company may not be able to develop or enhance the Company’s products, execute the Company’s business plan, take advantage of future opportunities, or respond to competitive pressures or unanticipated customer requirements.

The Company’s success will depend on the Company’s ability to attract and retain key personnel, programming and engineering staff. If the Company fails to attract and retain key personnel and programming staff, the Company may be unable to succeed in its market.

The Company believes future success will depend on the Company’s ability to manage its growth successfully, including attracting and retaining programmers, engineers and other highly skilled personnel. The Company’s key employees may terminate their employment with the Company at any time.  Hiring qualified management and technical personnel is difficult due to the limited number of qualified professionals.  If the Company fails to attract and retain personnel, particularly management and technical personnel, the Company may not be able to succeed.

If the Company fails to protect its intellectual property rights, others may take advantage of the Company’s ideas and compete directly against the Company.

The Company relies in part on patents, trade secrets and other proprietary technologies to protect the Company’s products. The Company may not be able to obtain or maintain adequate U.S. patent protection for new products or ideas, or prevent the unauthorized disclosure of the Company’s technical knowledge or other trade secrets by the Company’s employees. Additionally, the laws of foreign countries may not protect the Company’s intellectual property rights to the same extent as the laws of the U.S. Even if the Company’s intellectual property rights are adequately protected, litigation may be necessary to enforce them, which could result in substantial costs to the Company and substantial diversion of the attention of the Company’s management and key technical employees. If the Company is unable to adequately protect the Company’s intellectual property, the Company’s competitors could use the Company’s intellectual property to develop new products or enhance their existing products. This could harm the Company’s competitive position, decrease its market share or otherwise harm its business.

Risks Related To Capital Structure

There is no assurance of an established public trading market, which would adversely affect the ability of investors in the Company to sell their securities in the public markets.

•                  As of December 31, 2002, the Company’s common stock is not actively traded in any market.

The limited prior public market and trading market may cause volatility in the market price of the Company’s common stock in the event it becomes listed.

Currently, the Company’s stock is not traded on any market.  In the absence of an active trading market:

•                  Investors may have difficulty buying and selling or obtaining market quotations;

•                  Market visibility for the Company’s common stock may be limited; and

•                  A lack of visibility for the Company’s common stock may have a depressive effect on the market for the Company’s common stock.

If the Company’s common stock becomes listed on an exchange the stock may be considered a “penny stock” and may be difficult to sell.

To be considered to be a “penny stock,” securities must meet one or more of the definitions in Rules 15g-2 through 15g-6 promulgated under Section 15(g) of the Securities Exchange Act of 1934, as amended. These include but are not limited to the following: (i) the stock trades at a price less than $5.00 per share; (ii) it is NOT traded on a “recognized” national exchange; (iii) it is NOT quoted on the NASDAQ Stock Market, or even if so, has a price less than $5.00 per share; or (iv) is issued by a company with net tangible assets less than $2.0 million, if in business more than a continuous three years, or with average revenues of less than $6.0 million for the past three years. The principal result or effect of being designated a “penny stock” is that securities broker-dealers cannot recommend the stock but must trade in it on an unsolicited basis. Section 15(g) of the Securities Exchange Act of 1934, as amended, and Rule 15g-2 promulgated thereunder by the SEC require broker-dealers dealing in penny stocks to provide potential investors with a document disclosing the risks of penny stocks and to obtain a manually signed and dated written receipt of the document before effecting any transaction in a penny stock for the investor’s account.

Potential investors in the Company’s common stock are urged to obtain and read such disclosure carefully before purchasing any shares that are deemed to be “penny stock.” Moreover, Rule 15g-9 requires broker-dealers in penny stocks to approve the account of any investor for transactions in such stocks before selling any penny stock to that investor. This procedure requires the broker-dealer to (i) obtain from the investor information concerning his or her financial situation, investment experience and investment objectives; (ii) reasonably determine, based on that information, that transactions in penny stocks are suitable for the investor and that the investor has sufficient knowledge and experience as to be reasonably capable of evaluating the risks of penny stock transactions; (iii) provide the investor with a written statement setting forth the basis on which the broker-dealer made the determination in (ii) above; and (iv) receive a signed and dated copy of such statement from the investor, confirming that it accurately reflects the investor’s financial situation, investment experience and investment objectives. Compliance with these requirements may make it more difficult for holders of the Company’s common stock to resell their shares to third parties or to otherwise dispose of them in the market or otherwise.

Upon such time as the Company’s stock is actively traded, shares eligible for future sale may adversely affect the market price of the Company’s common stock, as the future sale of a substantial amount of the Company’s stock in the public marketplace could reduce the price of the Company’s common stock.

From time to time, certain of the Company’s stockholders may be eligible to sell all or some of their shares of common stock by means of ordinary brokerage transactions in the open market pursuant to Rule 144, promulgated under the Securities Act (“Rule 144”), subject to certain limitations. In general, pursuant to Rule 144, a stockholder (or stockholders whose shares are aggregated) who has satisfied a one-year holding period may, under certain circumstances, sell within any three-month period a number of securities which does not exceed the greater of 1% of the then outstanding shares of common stock or the average weekly trading volume of the class during the four calendar weeks prior to such sale. Rule 144 also permits, under certain circumstances, the sale of securities, without any limitations, by a non-affiliate of the Company that has satisfied a two-year holding period.

Upon such time as the Company’s stock is actively traded, if the Company fails to maintain effective internal controls over financial reporting, the price of the Company’s common stock may be adversely affected.

The Company’s internal controls over financial reporting may have weaknesses and conditions that need to be addressed, the disclosure of which may have an adverse impact on the price of the Company’s common stock. The Company is required to establish and maintain appropriate internal controls over financial reporting. Failure to establish those controls, or any failure of those controls once established, could adversely impact the Company’s public disclosures regarding the Company’s business, financial condition or results of operations. In addition, management’s assessment of internal controls over financial reporting may identify weaknesses and conditions that need to be addressed in the Company’s internal controls over financial reporting or other matters that may raise concerns for investors. Any actual or perceived weaknesses and conditions that need to be addressed in the Company’s internal controls over financial reporting, disclosure of management’s assessment of the Company’s internal controls over financial reporting or disclosure of the Company’s public accounting firm’s attestation to or report on management’s assessment of the Company’s internal controls over financial reporting may have an adverse impact on the price of the Company’s common stock.

The Company does not foresee paying cash dividends in the foreseeable future.

The Company has not paid cash dividends on its stock and it does not plan to pay cash dividends on its stock in the foreseeable future.

ITEM 2. DESCRIPTION OF PROPERTY

The Company requires minimal space.  Currently, the Company’s Chairman and CEO provides an office within his home at no charge to the Company until the office space needs increase.  The Company does not own or lease any property.

ITEM 3. LEGAL PROCEEDINGS

On July 16, 2002, Larry Rodammer (“Rodammer”) filed a complaint against the Company, Mr. Phillip Lundquist and Christopher Partners, Inc., a wholly owned subsidiary of the Company, in the Circuit Court of the 15th Judicial Circuit In and For Broward County, Florida seeking damages in excess of $210,000 and other unspecified relief. The litigation arose out of failure to pay two promissory notes made by Christopher Partners, Inc. to Rodammer and one promissory note made by the Company to Rodammer and includes claims against Mr. Lundquist for alleged misrepresentations made to Rodammer. On September 10, 2002, the Defendants filed an answer seeking dismissal of this case. Defendants intend to vigorously defend against the claims in the complaint.

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

In November 2001, Cellmart Wireless, Inc. (“Cellmart”) filed a complaint against the Company, Annapolis Valley Ventures, Inc. and Messrs. Lundquist and Brisker in the State of Texas seeking actual damages of approximately $40,000 and unspecified exemplary damages. The litigation arose out of a NonExclusive Distributor Agreement dated July 6, 2001 by and between Cellmart and the Company, and the conduct of the parties thereunder. On August 13, 2002, judgment was entered against Annapolis.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

We have not submitted a matter to a vote of our shareholders during the fourth quarter of 2002.

PART II

ITEM 5. MARKET FOR COMMON STOCK AND RELATED STOCKHOLDER MATTERS

There is no active public trading of the Company’s common stock as of December 31, 2002.

We have not declared dividends on our common stock and do not anticipate paying dividends on our common stock in the foreseeable future.

The following shares were sold without registration by the Company during the fourth quarter 2002.

On October 17, 2002 we sold 50,000 shares to one investor for ten cents a share.

On November 12, 2002 we sold 100,000 shares to one investor for ten cents a share.

On November 29, 2002 we sold 15,000 shares to one investor for ten cents a share

On December 12, 2002 we sold 40,000 shares to one investor for twenty-five cents a share

On December 17, 2002 we sold 200,000 to one investor for twenty-five cents a share.

All of the shares were issued in reliance exemptions from registration provided by of the Securities Act of 1933, as amended and applicable state laws.

ITEM 6. MANAGEMENT’S DISCUSSION AND ANALYSIS

Results of Operations

General. The following discussion and analysis explains trends in the Company’s financial condition and results of operations for the years ended December 31, 2002 and 2001. The consolidated financial statements and notes thereto should be read in conjunction with these discussions.

The Company incurred a net loss for the twelve months ended December 31, 2002 of $1,518,486 which included a write down of investments of $1,008,466. This compares to a loss of $932,758 for the same period in 2001, an increase of $585,728 or 62.8%.

The Company recorded revenues of $88,564 for the year ended December 31, 2002 compared to $446,529 for the year ended December 31, 2001.

The sales of $88,564 were through the sale of its POS terminals and prepaid products.  As a result of insufficient funding, the Company discontinued sales resulting in a decline of $357,965 from the year 2001.

The increase in net loss is the result of a write down of investment of $1,008,466 compared to a write down of $233,520 for the twelve month ended December 31, 2001. Other factors included an increase in consulting fees of $50,399.

•                  Decrease in professional fees of $159,800 as the result of our undertaking no acquisition activities during the year.

•                  Decrease in interest expenses of $900 for the year ended December 31, 2002 over the same period ending November 31, 2001.

•                  Decrease in travel expenses of $95,669 for the year ended December 31, 2002 over the same period ending December 31, 2001 as the result of no international activities.

•                  Decrease in entertainment and promotion expenses of $16,047 as the result of fewer clients.

•                  Decrease in salaries and wages of $48,900 as a result of a reduction in employees.

•                  Decrease in rent expenses of $84,524 as a result of eliminating office space.

Liquidity and Sources of Capital

As of December 31, 2002, the Company had a cash balance of $6,120, and $6,120 in total assets. Current liabilities increased from $1,642,544 to $1,960,244. Net cash used by operations was $191,470 related to the costs and expense of generating business, which consisted of primarily fees to consultants . Net cash provided by financing activities was $211,300 for the year ended December 31, 2002 resulting from the sale of common stock. Net cash provided by investment activities was $1,000.  Notes payable on demand of $935,000 bear an interest rate of 12% per annum with twelve month maturity and notes payable on demand of $200,000 bear an interest rate of 13% per annum with twelve month maturity.

The Company has financed its operations primarily through the sale of its common stock.

The Company believes that its cash needs for the next twelve months will be met by debt financings, loans from its directors, officers and shareholders and private placements of Company securities. However, there can be no assurances that the Company will be successful in obtaining sufficient funds needed for the development of its business.  If the Company issues more shares of its common stock its shareholders may experience dilution in the value per share of their common stock.  See “Risk Factors.”

The Company continues to investigate the availability, source and terms for external financing, but has not entered in to any agreements at this time for such financing. The Company cannot assure that funds will be available from any source, or, if available, that the Company will be able to obtain the funds on terms agreeable to it. Any additional debt the Company incurs could result in a substantial portion of its cash flows from operating activities, if any, being used for the payment of principal and interest on the indebtedness, and could render the Company more vulnerable to competitive challenges and economic downturns.

ITEM 7. FINANCIAL STATEMENTS.

The financial statements required by Item 310 of Regulation S-B are attached hereto as Exhibit A.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 8A. CONTROLS AND PROCEDURES

Based on their most recent evaluation, which was completed in consultation with management within 90 days of the filing of this Form 10-KSB, the Company’s Chief Executive Officer and Chief Financial Officer believe the design and operation of the Company’s disclosure controls and procedures (as defined in Rules 13a-14 and 15d-14 promulgated under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) were effective as of the date of such evaluation in timely alerting the Company’s management to material information required to be included in this Form 10-KSB and other Exchange Act filings. There were no significant changes (including corrective actions with regard to significant deficiencies or material weaknesses) in the Company’s internal controls or other factors that could significantly affect these controls subsequent to the date of the evaluation described above.

ITEM 8B. OTHER INFORMATION

None.

PART III

ITEM 9. DIRECTORS AND EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTIONS 16(A) OF THE EXCHANGE ACT

The following table sets forth certain information concerning directors, executive officers and key employees of the Company:

Name	Age	Position

Philip E. Lundquist	67	Chairman, CEO, President, Secretary, Treasurer and Director
Ronan A. Harris	31	Director
Stephen E. Brisker	51	Director

The term of office of each director of the Company ends at the next annual meeting of the Company’s stockholders or when such director’s successor is elected and qualifies. No date for the annual meeting of stockholders is specified in the Company’s bylaws or has been fixed by the Board of Directors. Pursuant to the Company’s bylaws, the date of the annual meeting is to be determined by the current Board of Directors.

The following information sets forth the backgrounds and business experience of the directors, executive officers and key employees:

PHILIP E. LUNDQUIST - Mr. Lundquist has served as Secretary/Treasurer and a Chairman of the Board for the Company since  January, 1999. From 1988 to the present he has served as President of Lundquist Advisory Company, a company which provides corporate finance advisory services. He has held management positions at Reynolds Securities, Montgomery Securities, Inc. and Alex Brown & Sons in Miami, San Francisco and Baltimore, He was Director of Corporate Finance of Deloitte & Touche, Atlanta, Georgia. Mr. Lundquist graduated from Williams College with a bachelors degree in political science and economics in 1957. During 1962 to 1964, he attended the Institute of Investment Banking at the Wharton School of Business, University of Pennsylvania.

RONAN A. HARRIS - In January 1999, Mr. Harris founded Aubyn Management Ltd. which specializes in developing new markets and business opportunities in Japan. From 1996 to January 1999 he was employed as a consultant for JJ International, a financial consulting business. From December, 1993 to February, 1996 he was employed as an engineer at Mitsubishi Corporation. He graduated with honors from The University of Dublin with a degree in Electrical Engineering.

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

At this time, the board has no committees, including an audit, nominating or compensation committee.

There are no family relationships among any of the officers or directors of the Company.

Compliance with Section 16

Section 16(a) of the Securities Exchange Act of 1934 requires our directors, executive officers and persons who own more than ten percent of a registered class of our equity securities, to file with the Securities and Exchange Commission (“SEC”) initial reports of ownership and reports of changes in ownership of common stock and our other equity securities. Officers, directors and greater than ten-percent beneficial owners are required by SEC regulations to furnish us with copies of all Section 16(a) reports they file. During the year ended December 31, 2002, Form 4s for Mr. Lundquist and Mr. Harris were not timely filed.   In addition, no person affiliated with the Company who is or has been required to file reports with the SEC has filed any reports to date.

The Company has adopted a code of ethics which is included in the exhibits.

ITEM 10. EXECUTIVE COMPENSATION

The following table sets forth the compensation earned by the Company’s executive officers during the last three fiscal years and other officers who received compensation in excess of $100,000 during any of the last three fiscal years. In accordance with Item 402(a)(5), the Company has omitted certain columns from the table required by Item 402(b).

Summary Compensation Table

					Long Term Compensation
Name and Principal Position	Annual Compensation		Other Annual Compensation		Securities Underlying Options/SARs (#)
	Year	Salary ($)

Stephen E. Brisker	2002	$97,000	$43,000	(1)(2)
President and CEO Director (resigned 5/1/03)

Victor A. Hinojosa	2001		$44,100	(2)
President	2000		$311,276	(4)
Resigned 7/20/01	1999		$198,376	(3)

Philip E. Lundquist	2002		$93,553	(3)

Chairman, Secretary	2001	$65,380	(3)
Director, Treasurer	2000	$289,818	(3)

Ronan A. Harris	2001	$8,800	(6)
Director	2000	$26,000	(5)
	1999

Yoshio Komatsubara	2001	$10,000	(6)
Director	2000	$10,000	(7)(8)
Resigned 6/29/01

(1) Includes $15,000 for consulting services and expense reimbursement and 2,500,000 shares of common stock valued at $125,000.

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

(9) This represents the portion of Mr. Brisker’s stock option that vested during the year ended December 31, 2002

Employment Agreements

On June 1, 2001, we entered into a 4-year Employment Agreement with Mr. Brisker. Mr. Brisker’s employment term is automatically extended for an additional year after the initial term unless we or Mr. Brisker terminate the Employment Agreement at least 180 days prior to the expiration of the initial term for any reason. We may terminate the Employment Agreement at any time “for cause” as defined in that Agreement. The

Employment Agreement provides for an annual salary of $180,000 and an annual bonus of up to $60,000 as determined by the Board of Directors. Pursuant to the terms of the Employment Agreement, we issued 500,000 shares of our common stock to Mr. Brisker on July 1, 2001 and we issued 2,000,000 shares of our common stock to Mr. Brisker on October 1, 2001. The Employment Agreement provides for the payment by us of premiums on a $1,000,000 ten (10) year term life insurance policy on Mr. Brisker’s life. Such policy is to be owned by Mr. Brisker or his designee. The Employment Agreement contains non-solicitation of our employees, non-solicitation of our customers and non-competition provisions.

In the event we have a “change of control” as defined in the Employment Agreement, Mr. Brisker may treat the Employment Agreement as terminated, and upon such termination Mr. Brisker will be entitled to one year’s salary and all non-vested stock grants will immediately vest.

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

Option/SAR Grants in Last Fiscal Year

Name	Number of Securities Underlying Options/SARs Granted (#)		% of Total Options/SARs Granted to Employees in Fiscal Year (1)	Exercise Price or Base Price ($/Sh)	Expiration Date

Stephen E. Brisker	166,667	(1)	100%	$0.25	10/2004

(1) This represents the portion of Mr. Brisker’s stock option that vested during the year ended December 31, 2002.

Compensation of Directors

We do not have any standard arrangement for compensation of our directors for any services provided as director, including services for committee participation or for special assignments.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth the beneficial ownership of our outstanding common stock, as of March 15, 2003, of; (i) each of our executive officers, (ii) each of our directors and (iii) all executive officers and directors as a group. There is not any other person or group known by us to own beneficially more than 5% of our outstanding common stock. Beneficial ownership is determined in accordance with the rules of the SEC and generally includes voting or investment power with respect to securities. Except as indicated by footnote, the persons named in the table below have sole voting power and investment power with respect to all shares of common stock shown as beneficially owned by them. The percentage of beneficial ownership is based on 32,759,274 shares of common stock outstanding as of July 11, 2005.

Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership	Percent of Class

Victor A. Hinojosa, 515 East Las Olas Blvd., #1150 Ft. Lauderdale, Florida 30319	887,334	2.7%

Philip E. Lundquist, 1108 Oglethorpe Drive, Atlanta, GA 30319	5,647,619	17.2%

Ronan A. Harris, 98 The Drive Castleton Celbridge Co. Kildare, Ireland	489,323	1.5%

All Officers and Directors as a Group	7,024,276	21.4%

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

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

During fiscal year 2002 we paid Philip Lundquist, our Secretary/Treasurer, $93,553 for consulting services and business development. Philip Lundquist purchased 465,419 shares for ten cents a share from the Company in October, 2002.

Currently, the Company’s Chairman and CEO provides an office within his home at no charge to the Company until the office space needs increase.

ITEM 13. EXHIBITS AND REPORTS ON FORM 10-KSB.

•                  Exhibits.

Exhibit No.	Description

2.1

Agreement and Plan of Reorganization between Silver Strike Nevada and Christopher Partners, Inc., dated January 29, 1999. (Incorporated by reference to Exhibit No. 8.1, to Form 10-SB, filed January 13, 2000.)

3.1	Articles of Incorporation of Silver Strike Mining Company, Inc. (Incorporated by reference to Exhibit No. 2.1, to Form 10-SB, filed January 13, 2000.)

3.2	Certificate of Amendment to the Articles of Incorporation filed July 8, 1996. (Incorporated by reference to Exhibit No. 2.2, to Form 10-SB, filed January 13, 2000.)

3.3	Articles of Merger filed July 18, 1996. (Incorporated by reference to Exhibit No. 2.3, to Form 10-SB, filed January 13, 2000.)

3.4	Certificate of Amendment to Articles of Incorporation filed July 23, 1998. (Incorporated by reference to Exhibit No. 2.4, to Form 10-SB, filed January 13, 2000.)

3.5	Certificate of Amendment to Articles of Incorporation filed February 12, 1999. (Incorporated by reference to Exhibit No. 2.5, to Form 10-SB, filed January 13, 2000.)

3.6	Articles of Share Exchange filed February 26, 1999. (Incorporated by reference to Exhibit No. 2.6, to Form 10-SB, filed January 13, 2000.)

3.7	Amended and Restated Bylaws of the Company (Incorporated by reference to Exhibit No. 2.7, to Form 10-SB, filed January 13, 2000.)

4.1	Preferred Stock Document. (Incorporated by reference to Exhibit No.4.1 to Form 10-QSB, filed November 13, 2000.)

10.1	Exclusive Sales Representative Agreement between Truscom and XTec, dated October 11, 2000. (Incorporated by reference to

Exhibit No. 10.1 to the Form 10-QSB, filed November 13, 2000.)

10.2	Consultant Agreement between Halifax and Columbia Financial Group, Inc., dated January 2, 2001. (Incorporated by reference to Exhibit 10.2 to the Form 10-KSB, filed March 29, 2001).

10.3	Employment Agreement between Stephen E. Brisker and Halifax International, Inc., dated June 1, 2001. (Incorporated by reference to Exhibit 10.3 to Form 10-KSB filed April 15, 2002)

14.0	Code of Ethics.

31	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.1	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

Audit fees

Fees billed for professional services rendered for the audit of our annual financial statements for the fiscal year and the reviews of the financial statements included in Forms 10-QSB for this fiscal year are $5,000.

Financial Information Systems Design and Implementation Fees

None.

All Other Fees

None.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, hereunto duly authorized.

VUBOTICS, INC.

Dated: October 14, 2005	/s/ Philip E. Lundquist

Philip E. Lundquist, CEO/President

Director and Treasurer

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Dated: October 14, 2005	/s/ Philip E. Lundquist

Philip E. Lundquist, CEO/President

Director and Treasurer

Dated: October 14, 2005	/s/ Ronan A. Harris

Ronan A. Harris, Director

/s/ Roy Dantzman

Roy Dantzman, Director

EXHIBIT A

VUBOTICS, INC. AND SUBSIDIARIES

CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2002

INDEPENDENT AUDITORS’ REPORT

To the Board of Directors and Shareholders Vubotics, Inc.

Atlanta, Georgia

We have audited the accompanying balance sheets of Vubotics, Inc. as of December 31, 2002 and the related statements of income, retained earnings and cash flows for the twelve months then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly in all material respects the financial position of Vubotics, Inc. as of December 31, 2002 and the results of their operations and their cash flows for the twelve months then ended in conformity with generally accepted accounting principles consistently applied.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the financial statements, the Company has suffered recurring losses and has a net capital deficiency. These conditions raise substantial doubt about its ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 1. The financial statements do not include any adjustments relating to the recoverability and classification of asset carrying amounts or the amount and classification of liabilities that might result should the Company be unable to continue as a going concern.

THE JEFFRIES GROUP

Certified Public Accountants

Atlanta, Georgia

July 11, 2005

VUBOTICS, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEET

DECEMBER 31, 2002

ASSETS

Current Assets
Cash	$6,120
Total current assets	6,120

Total Assets	$6,120

LIABILITIES AND STOCKHOLDERS’ DEFICIT

Current Liabilities
Notes payable	$1,135,000
Accrued interest	669,148
Accrued expenses	140,000
Accounts payable	16,096
Total liabilities (all current)	1,960,244

Stockholders’ (Deficit)
Common stock, $0.001 par value, 30,000,000 shares authorized, 18,803,486 shares issued and outstanding	18,803
Additional paid-in capital	6,368,046
Accumulated deficit	(8,340,973)
(1,954,124)

Total Liabilities and Stockholders’ Deficit	$6,120

The accompanying notes are an integral part of these consolidated financial statements.

VUBOTICS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

FOR THE TWELVE MONTHS ENDED DECEMBER 31, 2002 AND 2001

	2002	2001

Revenue	$88,564	$446,529

Cost of sales	11,415	334,022

Gross profit	77,149	112,507

Consulting and professional fees	200,032	309,427
Selling, general and administrative expenses	248,937	371,968
	448,969	681,395

Loss from operations	(371,820)	(568,888)

Other than temporary decline in value of investment	(1,008,466)	(233,520)
Interest expense	(138,200)	(130,359)
Interest income	—	9
	(1,146,666)	(363,870)

Net loss	$(1,518,486)	$(932,758)

Net loss per common share - basic and fully diluted	$(0.09)	$(0.08)

Weighted average number of common shares outstanding	17,291,399	12,082,267

The accompanying notes are an integral part of these consolidated financial statements.

VUBOTICS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDER’S DEFICIT

FOR THE TWELVE MONTHS ENDED DECEMBER 31, 2002 AND 2001

			Additional Paid-In Capital	Accumulated Deficit	Total Stockholders’ Deficit
	Common Stock
	Shares	Amount

Balance, December 31, 2000	8,385,221	8,385	5,114,711	(5,889,729)	(766,633)
Issuance of common stock	3,008,583	3,008	1,043,642	—	1,046,650
Issuance of common stock for services	4,951,750	4,952	—	—	4,952
Net loss	—	—	—	(932,758)	(932,758)
Balance, December 31, 2001	16,345,554	$16,345	$6,158,353	$(6,822,487)	$(647,788)
Issuance of common stock	1,607,800	1,608	209,693	—	211,301
Issuance of common stock for services	850,132	850	—	—	850
Net loss	—	—	—	(1,518,486)	(1,518,486)
Balance, December 31, 2002	18,803,486	$18,803	$6,368,046	$(8,340,973)	$(1,954,124)

The accompanying notes are an integral part of these consolidated financial statements.

VUBOTICS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE TWELVE MONTHS ENDED DECEMBER 31, 2002 AND 2001

	2002	2001

Cash Flows From Operating Activities
Net loss	$(1,518,486)	$(932,758)
Adjustments:
Issuance of common stock for services	850	4,952
Other than temporary decline in value of investment	1,008,466	233,520
Changes in:
Accounts payable	39,500	222,000
Accrued expenses	140,000	—
Accrued interest	138,200	137,079
Net cash used in operating activities	(191,470)	(335,207)

Cash Flows From Investing Activities
Investment in Related Companies	1,000	(608,466)
Net cash provided by (used in) investing activities	1,000	(608,466)

Cash Flows From Financing Activities
Proceeds from issuance of common stock	211,300	1,046,650
Net cash provided by financing activities	211,300	1,046,650

Net (decrease) increase in cash	20,830	102,977
Cash – beginning of period	(14,710)	(117,687)
Cash – end of period	6,120	$(14,710)

Supplemental disclosures of cash flow information
Cash paid for interest	$—	$—

The accompanying notes are an integral part of these consolidated financial statements.

SUPPLEMENTAL DISCLOSURES OF NON-CASH INVESTING AND FINANCING ACTIVITIES

During the twelve months ended December 31, 2002:

The Company issued 1,607,800 shares of common stock for $211,301 cash.

The Company issued 850,132 shares of common stock for services valued at $850.

VUBOTICS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2002 AND 2001

NOTE 1 - NATURE OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

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

In November, 2004, Halifax International, Inc. changed its name to Vubotics, Inc.

Principles of Consolidation

The consolidated financial statements include the books of Vubotics, Inc. (formerly Silver Strike Mining Company) and its wholly owned subsidiaries Christopher Partners, Inc. and Truscom, Inc. All inter-company transactions and accounts have been eliminated

Property and Equipment

Property and equipment are carried at cost. Depreciation is computed principally using the straight-line method over the estimated useful lives of the assets, generally three to seven years.

Revenue Recognition

Revenue is generally recognized when persuasive evidence of an arrangement exists, delivery occurs, the sales price is fixed or determinable, and collectibility is reasonably assured.

Use of Estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates. Significant estimates used in preparing these financial statements include those used in computing profit percentages under the percentage-of-completion revenue recognition method. It is at least reasonable possible that the significant estimates used will change within the next year.

Impairment of Long-Lived Assets

The Company reviews long-lived assets for possible impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying value exceeds the fair value of the assets, as measured by discounted cash flows over the remaining life of the assets.

Net Loss Per Share

Basic loss per common share is computed by dividing net loss available to common shareholders by the weighted average number of common shares outstanding for the period.

Income Taxes

Deferred income tax assets and liabilities are recognized for the estimated tax effects of temporary differences between the financial reporting and tax reporting bases of assets and liabilities and for loss carryforwards based on enacted tax laws and rates. A valuation allowance is used to eliminate deferred income tax assets to the amount that is more likely than not to be utilized.

NOTE 2 - GOING CONCERN

These consolidated financial statements have been prepared in accordance with generally accepted accounting principles applicable to a going concern, which contemplates the realization of assets and the satisfaction of liabilities and commitments in the normal course of business. However, the Company has incurred net losses of $1,518,486 and $932,758 for the twelve months ended December 31, 2002 and 2001. The Company also had a working capital deficiency of $1,954,124 and an equity deficiency of $1,954,124 at December 31, 2002 and has significant currently maturing debt. The Company’s ability to continue as a going concern is contingent upon the successful completion of additional financing arrangements and its ability to achieve and maintain profitable operations. Management has raised capital to finance its day-to-day operations, and plans to raise more equity capital to finance the operating and capital requirements of the Company. Amounts raised will be used to further develop the Company’s products, to provide financing for marketing and promotion, to secure additional property and equipment, and for other working capital purposes. While the Company is expending its best efforts to achieve the above plans, there is no assurance that any such activity will generate the necessary funds for operations. These financial statements do not include any adjustments that might result from this uncertainty.

NOTE 3 - NOTES PAYABLE

The Company’s notes payable at December 31, 2002 are summarized as follows:

12% notes payable to a related party. The note is unsecured.	$725,000

13% notes payable to related party. The note is unsecured.	200,000

12% notes payable to a Stockholder. The note is unsecured.	210,000

Total notes payable	$1,135,000

The aggregate principal maturing in subsequent years as of December 31, 2002 are as follows:

Amount currently outstanding:	$1,135,000
Currently Due:	$1,135,000

The terms of the above notes payable to a stockholder and a related party are not necessarily indicative of the terms that would have been incurred had comparable agreements been made with independent parties.

NOTE 4 - INCOME TAXES

The effective tax rate varies from the maximum federal statutory rate as a result of the following items for the twelve months ended December 31, 2002 and 2001:

	December 31,	December 31,
	2002	2001
Tax benefit computed at the maximum federal statutory rate	(34.0)%	(34.0)%
State tax rate, net of federal tax benefit	(4.5)	(4.5)
Increase in valuation allowance	38.5	38.5

Effective income tax rate	0.0%	0.0%

Deferred income tax assets and the related valuation allowances result principally from the potential tax benefits of net operating loss carryforwards.

The Company has recorded a valuation allowance to reflect the uncertainty of the ultimate utilization of the deferred tax assets as follows:

	December 31,	December 31,
	2002	2001
Deferred tax assets	$3,211,275	$2,626,658
Less valuation allowance	(3,211,275)	(2,626,658)
Net deferred tax assets	$—	$—

For financial statement purposes, no tax benefit has been reported as the Company has had significant losses in recent years and realization of the tax benefits is uncertain. Accordingly, a valuation allowance has been established in the full amount of the deferred tax asset.

At December 31, 2002, the Company had net operating loss carryforwards of approximately $8,340,973, which will be available to offset future taxable income. These net operating loss carryforwards expire in 2022. The utilization of the net operating loss carryforwards is dependent upon the Company’s ability to generate sufficient taxable income during the carryforward period. At June 30, 2005, the Company had not filed its federal and state income tax returns for the year ended December 31, 2002.

NOTE 5 - RELATED PARTY TRANSACTIONS

Fees and expenses of $93,553 were paid to Philip E. Lundquist, an officer and shareholder, during the twelve months ended December 31, 2002

NOTE 6 - COMMITMENTS AND CONTINGENCIES

Litigation

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

On October 7, 2002 in the Circuit Court of the 17th judicial circuit Broward County, Florida, the law suit Victor A. Hinojosa, third party plaintiff in Vubotics and Philip E. Lundquist was settled in a confidential stipulation.