Form 10QSB/A
period 2003-03-31
HALIFAX INTERNATIONAL INC
filed 2005-10-14
CIK 1100981

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-QSB/A

☒ Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2003

☐ Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from                      to

Commission File Number 0-30161

VUBOTICS, INC.

(Exact name of registrant as specified in its charter)

NEVADA	58-2212465
(State of Incorporation)	(I.R.S. Employer Identification No.)

1108 Oglethorpe Drive

Atlanta, GA  30319

(404) 816-6100

(Registrant’s telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒  No ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☒  No ☐

APPLICABLE ONLY TO CORPORATE ISSUERS

Indicate the number of shares outstanding of each of the issuer’s classes of common stock at the latest practicable date: as of September 27, 2005, the registrant had 33,437,274 shares of common stock, $0.001 par value, issued and outstanding.

Transitional Small Business Disclosure Format (check one).  Yes ☐  No ☒

VUBOTICS, INC AND SUBSIDIARIES

FORM 10-QSB REPORT INDEX

PART I.  FINANCIAL INFORMATION.

Item 1.  Financial Statements.

VUBOTICS, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEET

MARCH 31, 2003

(Unaudited)

ASSETS

Current Assets
Cash	$590
Total current assets	590

Total Assets	$590

LIABILITIES AND STOCKHOLDERS’ DEFICIT

Current Liabilities
Notes payable	$1,135,000
Accrued expenses	140,000
Accrued interest	703,698
Due to related party	19,010
Accounts payable	16,096
Total liabilities (all current)	2,013,804

Stockholders’ (Deficit)
Common stock, $0.001 par value, 50,000,000 shares authorized, 18,947,486 shares issued and outstanding	18,947
Additional paid-in capital	6,393,678
Accumulated deficit	(8,425,839)
(2,013,214)

Total Liabilities and Stockholders’ Deficit	$590

The accompanying notes are an integral part of these consolidated financial statements.

VUBOTICS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

FOR THE THREE MONTHS ENDED MARCH 31, 2003 AND 2002

(Unaudited)

	2003	2002

Revenue	$—	$70,611

Cost of sales	—	11,030

Gross profit	—	59,581

Consulting and professional fees	24,776	63,227
Selling, general and administrative expenses	25,540	41,801
	50,316	105,028

Loss from operations	(50,316)	(45,447)

Interest expense	(34,550)	—
Other than temporary decline in value of investment	—	(100,000)
	(34,550)	(100,000)

Net loss	$(84,866)	$(145,447)

Net loss per common share - basic and fully diluted	$—	$(0.01)

Weighted average number of common shares outstanding	18,848,020	17,291,399

The accompanying notes are an integral part of these consolidated financial statements.

VUBOTICS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE THREE MONTHS ENDED MARCH 31, 2003 AND 2002

(Unaudited)

	2003	2002

Cash Flows From Operating Activities
Net loss	$(84,866)	$(145,447)
Adjustments:
Issuance of common stock for services	8,500	—
Other than temporary decline in value of investment	—	100,000
Changes in:
Accounts payable	—	24,000
Accrued interest	34,550	—
Net cash used in operating activities	(41,816)	(21,447)

Cash Flows From Investing Activities
Net cash used in investing activities	—	—

Cash Flows From Financing Activities
Proceeds from issuance of common stock	17,276	65,000
Loans from related party	19,010	13,660
Net cash provided by financing activities	36,286	78,660

Net (decrease) increase in cash	(5,530)	57,213
Cash – beginning of period	6,120	10,638
Cash – end of period	590	67,851

Supplemental disclosures of cash flow information
Cash paid for interest	$—	$—

The accompanying notes are an integral part of these consolidated financial statements.

SUPPLEMENTAL DISCLOSURES OF NON-CASH INVESTING AND FINANCING ACTIVITIES

During the three months ended March 31, 2003:

The Company issued 74,000 shares of common stock for $14,900 cash.

The Company issued 70,000 shares of common stock for services valued at $8,500.

VUBOTICS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2003

(Unaudited)

NOTE 1 - ORGANIZATION AND DESCRIPTION OF BUSINESS

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

In November, 2004, Halifax International, Inc. changed its name to Vubotics, Inc.

Business Operations

The Company is a holding company with no operating subsidiaries.  As of March 31, 2003, the Company has conducted no business operations.

Going Concern

These consolidated financial statements have been prepared in accordance with generally accepted accounting principles applicable to a going concern, which contemplates the realization of assets and the satisfaction of liabilities and commitments in the normal course of business.

However, as of March 31, 2003, the Company has accumulated net operating losses of $8,425,839. The Company also had a working capital deficiency of $2,013,214 and an equity deficiency of $2,013,214 at March 31, 2003 and has significant currently maturing debt. The Company has raised capital to fund the operating activities primarily through private equity infusions from stockholders, loans through stockholders and other demand loans. The Company intends on financing its future development activities and its working capital needs largely from the sale of public equity securities with some additional funding from other traditional financing sources, including term notes, until such time that funds provided by operations are sufficient to fund working capital requirements.

These factors, among others, raise substantial doubt about the Company’s ability to continue as a going concern for a reasonable period of time.

The financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts.  All liabilities of the Company are classified as current, which was their inherent substance and form upon inception.

NOTE 2 - NOTES PAYABLE

The Company’s notes payable at March 31, 2003 are summarized as follows:

12% notes payable to a related party. The note is unsecured.	$725,000

13% notes payable to a related party. The note is unsecured.	200,000

12% notes payable to a Stockholder. The note is unsecured.	210,000

Total notes payable	$1,135,000

The aggregate principal maturing in subsequent years as of March 31, 2003 are as follows:

Amount currently outstanding:	$1,135,000
Currently Due:	$1,135,000

The terms of the above notes payable to a stockholder and a related party are not necessarily indicative of the terms that would have been incurred had comparable agreements been made with independent parties.

NOTE 3 - RELATED PARTY TRANSACTIONS

Fees and expenses of $6,500 were paid to Philip E. Lundquist, an officer and shareholder, during the three months ended March 31, 2003.

NOTE 4 – STOCKHOLDERS’ EQUITY

During the three months ended March 31, 2003:

The Company issued 74,000 shares of common stock for $14,900 cash.

The Company issued 70,000 shares of common stock for services valued at $8,500.

NOTE 5 - COMMITMENTS AND CONTINGENCIES

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

In November 2001, Cellmart Wireless, Inc. (“Cellmart”) filed a complaint against the Company, Annapolis Valley Ventures, Inc. and Messrs. Lundquist and Brisker in the State of Texas seeking actual damages of approximately $40,000 and unspecified exemplary damages. The litigation arose out of a Non Exclusive Distributor Agreement dated July 6, 2001 by and between Cellmart and the Company, and the conduct of the parties thereunder. On August 13, 2002, judgment was entered in favor of the plaintiff against the defendants.

ITEM 2.  Management’s Discussion and Analysis and plan of Operation.

DISCLOSURE REGARDING FORWARD LOOKING STATEMENTS

This report on Form 10-QSB includes forward looking statements within the meaning of Section 27A of the Securities act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (“Forward Looking Statements”).  All statements other than statements of historical fact included in this report are Forward Looking Statements.  In the normal course of its business, the Company, in an effort to help keep its shareholders and the public informed about the Company’s operations, may from time to time issue certain statements, either in writing or orally, that contain or may contain Forward Looking Statements.  Although the Company believes that the expectations reflected in such Forward Looking Statements are reasonable, it can give no assurance that such expectations will prove to have been correct.  Generally, these statements relate to business plans or strategies, projected or anticipated benefits or other consequences of such plans or strategies, past and possible future, of acquisitions and projected or anticipated benefits from acquisitions made by or to be made by the Company, or projections involving anticipated revenues, earnings, levels of capital expenditures or other aspects of operating results.  All phases of the Company operations are subject to a number of uncertainties, risks and other influences, many of which could materially affect the results of the Company’s proposed operations and whether Forward Looking Statements by the Company ultimately prove to be accurate.  Such important factors (“Important Factors”) and other factors could cause actual results to differ materially from the company’s expectations as disclosed in this report.  All prior and subsequent written and oral forward Looking Statements attributable to the Company or persons acting on its behalf are expressly qualified in their entirety by the

Important Factors described below that could cause actual results to differ materially from the Company’s expectations as set forth in any Forward looking Statement made by or on behalf of the Company.

RESULTS OF OPERATIONS

General. The following discussion and analysis explains trends in the Company’s financial condition and results of operations for the three months ended March 31, 2003 and 2002. The consolidated financial statements and notes thereto included, as part of the financial statements should be read in conjunction with these discussions.

The Company incurred a net loss for the three months ended March 31, 2003 of $84,866. This compares to a loss of $145,447 for the same period in 2002, a decrease of $60,581 or 41.7%. The decrease is primarily due to a write-down of investments of $100,000 in 2002 versus no write-down in 2003 offset by gross profit of $59,581 in 2002.

The Company had no revenue for the three months ended March 31, 2003 compared to $70,611 for the three months ended March 31, 2002.

In 2002 the company generated sales of $70,611 through the sale of its POS terminals and prepaid products. Due to a lack of funding, the Company discontinued sales and marketing of these products in early 2002.

LIQUIDITY AND CAPITAL RESOURCES

As of March 31, 2003, the Company had a cash balance of $590, and $590 in total assets. The Company’s current liabilities increased from $1,960,244 to $2,013,804. Net cash used by operations was $41,816 related to the costs and expense of generating business, which primarily consisted of fees to consultants. Net cash provided by financing activities was $36,286 for the three months ended March 31, 2003 resulting from the sale of common stock and loans from a related party.  Notes payable on demand of $935,000 bear an interest rate of 12% per annum with twelve month maturity and notes payable on demand of $200,000 bear an interest rate of 13% per annum with twelve month maturity.

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

ITEM 3. Controls and Procedures

Based on their most recent evaluation, which was completed in consultation with management within 90 days of the filing of this Form 10-QSB, the Company’s Chief Executive Officer and Chief Financial Officer believe the design and operation of the Company’s disclosure controls and procedures (as defined in Rules 13a-14 and 15d-14 promulgated under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) were effective as of the date of such evaluation in timely alerting the Company’s management to material information required to be included in this Form 10-QSB and other Exchange Act filings. There were no significant changes (including corrective actions with regard to significant deficiencies or material weaknesses) in the Company’s internal controls or other factors that could significantly affect these controls subsequent to the date of the evaluation described above.

PART II.  OTHER INFORMATION.

ITEM 1.  Legal Proceedings.

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

ITEM 2.  Unregistered Sales of Equity Securities and Use of Proceeds.

During the three months ended March 31, 2003:

The Company issued 74,000 shares of common stock for $14,900 cash.

The Company issued 70,000 shares of common stock for services valued at $8,500.

ITEM 3.  Defaults Upon Senior Securities.

Not applicable.

ITEM 4.  Submission of Matters to a Vote of Security Holders.

Not applicable.

ITEM 5.  Other Information.

Not applicable.

ITEM 6.  Exhibits and Reports on Form 8-K.

(a)           Exhibits.  None.

(b)           Reports on Form 8-K.  None.

SIGNATURES

In accordance with Section 13 of 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, hereunto duly authorized.

VUBOTICS, INC.

Dated: October 14, 2005	/s/ Philip E. Lundquist
By: Philip E. Lundquist, Chief Executive Officer

In accordance with the requirements of the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated undersigned, hereunto duly authorized.

Dated: October 14, 2005	/s/ Philip E. Lundquist
By: Philip E. Lundquist, Chief Financial Officer