Form 10QSB/A
period 2003-06-30
HALIFAX INTERNATIONAL INC
filed 2005-10-14
CIK 1100981

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-QSB/A

☒ Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2003

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

VUBOTICS, INC AND SUBSIDIARIES

FORM 10-QSB REPORT INDEX

PART I.  FINANCIAL INFORMATION.

Item 1.  Financial Statements.

VUBOTICS, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEET

JUNE 30, 2003

(Unaudited)

ASSETS

Current Assets
Cash	$12
Total current assets	12

Total Assets	$12

LIABILITIES AND STOCKHOLDERS’ DEFICIT

Current Liabilities
Notes payable	$1,135,000
Accrued expenses	140,000
Accrued interest	738,248
Due to related party	22,335
Accounts payable	16,096
Total liabilities (all current)	2,051,679

Stockholders’ (Deficit)
Common stock, $0.001 par value, 50,000,000 shares authorized, 18,947,486 shares issued and outstanding	18,947
Additional paid-in capital	6,397,558
Accumulated deficit	(8,468,172)
(2,051,667)

Total Liabilities and Stockholders’ Deficit	$12

The accompanying notes are an integral part of these consolidated financial statements.

VUBOTICS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

FOR THE SIX MONTHS ENDED JUNE 30, 2003 AND 2002

(Unaudited)

	2003	2002

Revenue	$—	$88,564

Cost of sales	—	11,030

Gross profit	—	77,534

Consulting and professional fees	25,795	93,805
Selling, general and administrative expenses	32,304	73,412
	58,099	167,217

Loss from operations	(58,099)	(89,683)

Interest expense	(69,100)	—
Other than temporary decline in value of investment	—	(100,000)
	(69,100)	(100,000)

Net loss	$(127,199)	$(189,683)

Net loss per common share - basic and fully diluted	$(0.01)	$(0.01)

Weighted average number of common shares outstanding	18,898,027	17,291,399

The accompanying notes are an integral part of these consolidated financial statements.

VUBOTICS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

FOR THE THREE MONTHS ENDED JUNE 30, 2003 AND 2002

(Unaudited)

	2003	2002

Revenue	$—	$17,953

Cost of sales	—	—

Gross profit	—	17,953

Consulting and professional fees	1,019	30,578
Selling, general and administrative expenses	6,764	31,611
	7,783	62,189

Loss from operations	(7,783)	(44,236)

Interest expense	(34,550)	—

Net loss	$(42,333)	$(44,236)

Net loss per common share - basic and fully diluted	$—	$(0.01)

Weighted average number of common shares outstanding	18,947,486	17,291,399

The accompanying notes are an integral part of these consolidated financial statements.

VUBOTICS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE SIX MONTHS ENDED JUNE 30, 2003 AND 2002

(Unaudited)

	2003	2002

Cash Flows From Operating Activities
Net loss	$(127,199)	$(189,683)
Adjustments:
Issuance of common stock for services	8,500	—
Other than temporary decline in value of investment	—	100,000
Changes in:
Accounts payable	—	29,000
Accrued interest	69,100	—
Net cash used in operating activities	(49,599)	(60,683)

Cash Flows From Investing Activities
Net cash used in investing activities	—	—

Cash Flows From Financing Activities
Proceeds from issuance of common stock	21,156	66,500
Loans from related party	22,335	(3,240)
Net cash provided by financing activities	43,491	63,260

Net (decrease) increase in cash	(6,108)	2,577
Cash – beginning of period	6,120	10,638
Cash – end of period	12	13,215

Supplemental disclosures of cash flow information
Cash paid for interest	$—	$—

The accompanying notes are an integral part of these consolidated financial statements.

SUPPLEMENTAL DISCLOSURES OF NON-CASH INVESTING AND FINANCING ACTIVITIES

During the six months ended June 30, 2003:

The Company issued 74,000 shares of common stock for $14,900 cash.

The Company issued 70,000 shares of common stock for services valued at $8,500.

VUBOTICS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE SIX MONTHS ENDED JUNE 30, 2003 AND 2002

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

In November, 2004, Halifax International, Inc. changed its name to Vubotics, Inc.

Business Operations

The Company is a holding company with no operating subsidiaries.  As of June 30, 2003, the Company has conducted no business operations.

Going Concern

These consolidated financial statements have been prepared in accordance with generally accepted accounting principles applicable to a going concern, which contemplates the realization of assets and the satisfaction of liabilities and commitments in the normal course of business.

However, as of June 30, 2003, the Company has accumulated net operating losses of $8,468,172. The Company also had a working capital deficiency of $2,051,667 and an equity deficiency of $2,051,667 at June 30, 2003 and has significant currently maturing debt. The Company has raised capital to fund the operating activities primarily through private equity infusions from stockholders, loans through stockholders and other demand loans. The Company intends on financing its future development activities and its working capital needs largely from the sale of public equity securities with some additional funding from other traditional financing sources, including term notes, until such time that funds provided by operations are sufficient to fund working capital requirements.

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

The Company’s notes payable at June 30, 2003 are summarized as follows:

12% notes payable to a related party. The note is unsecured.	$725,000

13% notes payable to a related party. The note is unsecured.	200,000

12% notes payable to a Stockholder. The note is unsecured.	210,000

Total notes payable	$1,135,000

The aggregate principal maturing in subsequent years as of June 30, 2003 are as follows:

Amount currently outstanding:	$1,135,000
Currently Due:	$1,135,000

The terms of the above notes payable to a stockholder and a related party are not necessarily indicative of the terms that would have been incurred had comparable agreements been made with independent parties.

NOTE 3 - RELATED PARTY TRANSACTIONS

Fees and expenses of $6,500 were paid to Philip E. Lundquist, an officer and shareholder, during the six months ended June 30, 2003.

NOTE 4 – STOCKHOLDERS’ EQUITY

During the six months ended June 30, 2003:

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

RESULTS OF OPERATIONS

Six months ended June 30, 2003 and 2002

General. The following discussion and analysis explains trends in the Company’s financial condition and results of operations for the six months ended June 30, 2003 and 2002. The consolidated financial statements and notes thereto included, as part of the financial statements should be read in conjunction with these discussions.

The Company incurred a net loss for the six months ended June 30, 2003 of $127,199. This compares to a loss of $189,683 for the same period in 2002, a decrease of $62,484 or 32.9%. The decrease is primarily due to a write-down of investments of $100,000 in 2002 versus no write-down in 2003 offset by gross profit on sales of $77,534 in 2002.

The Company had no revenue for the six months ended June 30, 2003 compared to $88,564 for the six months ended June 30, 2002.

In 2002 the company generated sales of $88,564 through the sale of its POS terminals and prepaid products. Due to a lack of funding, the Company discontinued sales and marketing of these products in early 2002.

Three months ended June 30, 2003 and 2002

General. The following discussion and analysis explains trends in the Company’s financial condition and results of operations for the three months ended June 30, 2003 and 2002. The consolidated financial statements and notes thereto included, as part of the financial statements should be read in conjunction with these discussions.

The Company incurred a net loss for the three months ended June 30, 2003 of $42,333. This compares to a loss of $44,236 for the same period in 2002, a decrease of $1,903 or 4.3%.

The Company had no revenue for the three months ended June 30, 2003 compared to $17,953 for the three months ended June 30, 2002.

In 2002 the company generated sales of $17,953 through the sale of its POS terminals and prepaid products. Due to a lack of funding, the Company discontinued sales and marketing of these products in early 2002.

LIQUIDITY AND CAPITAL RESOURCES

As of June 30, 2003, the Company had a cash balance of $12, and $12 in total assets. The Company’s current liabilities increased from $1,960,244 to $2,051,679. Net cash used by operations was $49,599 related to the costs and expense of generating business, which primarily consisted of fees to consultants. Net cash provided by financing activities was $43,491 for the six months ended June 30, 2003 resulting from the sale of common stock and loans from a related party.  Notes payable on demand of $935,000 bear an interest rate of 12% per annum with twelve month maturity and notes payable on demand of $200,000 bear an interest rate of 13% per annum with twelve month maturity.

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

During the six months ended June 30, 2003:

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