Form 10KSB
period 2003-12-31
HALIFAX INTERNATIONAL INC
filed 2005-10-14
CIK 1100981

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

FORM 10-KSB

(Mark One)

☒ ANNUAL REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2003

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.   Yes ☒   No ☐

Registrant’s revenues for the twelve month period ended December 31, 2003: $0.

The shares of Common Stock of the Company are not currently traded, therefore the shares held by non-affiliates of the Registrant, as of October 12, 2005 has no market value.

As of September 27, 2005, the Registrant had outstanding 33,437,274 shares of Common Stock, $0.001 par value.

Transitional Small Business Disclosure Format.   Yes ☐  No ☒

EXPLANATORY NOTE

In November, 2004, the Company changed its name to Vubotics, Inc.

This form 10KSB is being filed simultaneously with the following current reports:

Form 10-KSB for the fiscal year ended December 31, 2002;

Form 10-KSB for the fiscal year ended December 31, 2004;

Form 10-QSB for the quarter ended March 31, 2003;

Form 10-QSB for the quarter ended June 30, 2003;

Form 10-QSB for the quarter ended September 30, 2003;

Form 10-QSB for the quarter ended March 31, 2004;

Form 10-QSB for the quarter ended June 30, 2004;

Form 10-QSB for the quarter ended September 30, 2004;

Form 10-QSB for the quarter ended March 31, 2005: and

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

General Background

The Company was originally incorporated on February 27, 1996 in the state of Nevada as Silver Strike Mining Company, Inc. On February 12, 1999, Silver Strike changed its name to Halifax International, Inc. On February 26, 1999, Halifax acquired Christopher Partners, Inc., a Georgia corporation, as a wholly-owned subsidiary (“Christopher”).  At the time of acquisition, Christopher Partners had a wholly owned subsidiary, Palau Engineering & Construction Co., Ltd., a Bermuda corporation (“Palau”).  In November 2000 the Company discontinued the business operations of both Christopher and Palau.  On June 14, 2000, Halifax formed a wholly-owned subsidiary, Truscom, Inc., a Japanese corporation (“Truscom”).  The Company discontinued the business operations of Truscom in 2002. On June 20, 2001, Halifax incorporated a wholly owned subsidiary, Annapolis Valley Ventures, Inc. in the state of Delaware (“Annapolis”). The Company discontinued the business operations of Annapolis in 2002. On December 13, 2002, Halifax formed a wholly owned subsidiary, X-VU, LLC, a limited liability company under the laws of the state of Georgia (“X-VU”). The Company has phased out the business operations of X-VU.

Business Operations

The Company is a holding company with three dormant subsidiaries, Truscom, Annapolis and X-VU.  The Company conducted no business operations in 2003.

The Company incurred expenses in creating and developing a business plan and long-term strategy.

Risk Factors

Material Risks Related To The Company’s Business

The Company has incurred significant operating losses since inception and the Company cannot assure you that the Company will ever achieve profitability.

Since the Company’s inception, the Company has incurred losses every quarter. The extent of the Company’s future operating losses and the timing of profitability are highly uncertain, and the Company may never achieve or sustain profitability. The Company has incurred significant net losses since inception, including net losses of approximately $391,309 in 2003 and $1,518,486 in 2002. At December 31, 2003, the Company has an accumulated deficit of $8,732,282. The Company anticipates that the Company will continue to incur operating losses for the foreseeable future and it is possible that the Company will never generate substantial revenues from product sales.

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

The Company believes that the Company’s current cash and cash equivalents are not sufficient to meet projected operating requirements through December 2004. Therefore, the Company may seek additional funds from public and private stock or debt offerings, borrowings or other sources prior to such time. The Company’s capital requirements will depend on many factors, including:

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

As of December 31, 2003, the Company’s common stock is no longer actively trading on the OTC Bulletin Board or the Pink Sheets as a result of the Company’s failure to file reports with the Securities and Exchange Commission.  The Company’s management intends to cause its common stock to begin trading after the Company becomes current on these reports but there can be no guarantee of this. However, a regular trading market for the securities may not be sustained in the future.  The OTC Bulletin Board is an inter-dealer, over-the-counter market that provides significantly less liquidity than the NASD’s automated quotation system (the “NASDAQ Stock Market”). Quotes for stocks included on the OTC Bulletin Board are not listed in the financial sections of newspapers as are those for the NASDAQ Stock Market. Therefore, prices for securities traded solely on the OTC Bulletin Board may be difficult to obtain and holders of common stock may be unable to resell their securities at or near their original offering price or at any price. If listed on any exchange, the market price for the Company’s common stock will be influenced by a number of factors, including:

•                  The issuance of new equity securities in a future offering;

•                  Issued and outstanding shares of the Company’s common stock becoming eligible for resale pursuant to contractual registration requirements or pursuant to exemptions from registration becoming available following the passage of time;

•                  Competitive developments, including announcements by competitors of new products or services or significant contracts, acquisitions, strategic partnerships, joint ventures or capital commitments;

•                  Variations in quarterly operating results;

•                  Changes in financial estimates by securities analysts;

•                  The depth and liquidity of the market for the Company’s common stock;

•                  General economic and other national conditions; and

•                  Changes in interest rates.

The limited prior public market and trading market may cause volatility in the market price of the Company’s common stock in the event it becomes listed.

Currently, the Company’s stock is not actively traded on any market.  In the absence of an active trading market:

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

Upon such time as the Company’s stock is actively traded, standards for compliance with Section 404 of the Sarbanes-Oxley Act of 2002 are uncertain, and if the Company fails to comply in a timely manner, the Company’s business could be harmed and the Company’s stock price could decline.

Rules adopted by the Securities and Exchange Commission pursuant to Section 404 of the Sarbanes-Oxley Act of 2002 require annual assessment of the Company’s internal control over financial reporting, and attestation of the assessment by the Company’s independent registered public accountants. This requirement will first apply to the Company’s annual report for fiscal 2006. The standards that must be met for management to assess the internal control over financial reporting as effective are new and complex, and require significant documentation, testing and possible remediation to meet the detailed standards. The Company may encounter problems or delays in completing activities necessary to make an assessment of the Company’s internal control over financial reporting. In addition, the attestation process by the Company’s independent registered public accountants is new and the Company may encounter problems or delays in completing the implementation of any requested improvements and receiving an attestation of the assessment by the Company’s independent registered public accountants. If the Company cannot assess the Company’s internal control over financial reporting as effective, or the Company’s independent registered public accountants are unable to provide an unqualified attestation report on such assessment, investor confidence and share value may be negatively impacted.

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

ITEM 3. LEGAL PROCEEDINGS

On July 16, 2002, Larry Rodammer (“Rodammer”) filed a complaint against the Company, Mr. Phillip Lundquist and Christopher, in the Circuit Court of the 15th Judicial Circuit, Broward County, Florida seeking damages in excess of $210,000 and other unspecified relief. The litigation arose out of the alleged failure to pay two promissory notes made by Christopher to Rodammer and one promissory note made by the Company to Rodammer and includes claims against Mr. Lundquist for alleged misrepresentations made to Rodammer. On September 10, 2002, the Defendants filed an answer seeking dismissal of this case. Defendants intend to vigorously defend against the claims in the complaint.

On March 14, 2002, Cellcards of Illinois, L.L.C. (“Cellcards”) filed a complaint against Annapolis in the State of Illinois seeking actual damages of approximately $100,000, and other unspecified relief. The litigation arose out of orders placed by Annapolis with Cellcards for prepaid cellular products. In July 2002, judgment was entered against Annapolis.  The Company discontinued the operations of Annapolis in 2002.  Annapolis has no assets.

In November 2001, Cellmart Wireless, Inc. (“Cellmart”) filed a complaint against the Company, Annapolis and Messrs. Lundquist and Brisker in the State of Texas seeking actual damages of approximately $40,000 and unspecified exemplary damages. The litigation arose out of a Non-Exclusive Distributor Agreement dated July 6, 2001 by and between Cellmart and the Company, and the conduct of the parties thereunder. On August 13, 2002, judgment was entered in favor of the plaintiff against the defendants. The Company discontinued the operations of Annapolis in 2002.  Annapolis has no assets.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

We have not submitted a matter to a vote of our shareholders during the fourth quarter of 2003.

PART II

ITEM 5. MARKET FOR COMMON STOCK AND RELATED STOCKHOLDER MATTERS

There has not been any, and currently is no, public trading of the Company’s common stock at this time.

We have not declared dividends on our common stock and do not anticipate paying dividends on our common stock in the foreseeable future.

The following shares were sold without registration by the Company during the year 2003.

We sold 74,000 shares of our common stock for prices ranging from ten cents per share to twenty-five cents per share.

All of the shares were issued in reliance on the exemption from registration provided by the Securities Act of 1933, as amended and applicable state laws.

ITEM 6. MANAGEMENT’S DISCUSSION AND ANALYSIS

Results of Operations

General. The following discussion and analysis explains trends in the Company’s financial condition and results of operations for the years ended December 31, 2003 and 2002. The consolidated financial statements and notes thereto included, as part of the financial statements should be read in conjunction with these discussions.

The Company incurred a net loss for the twelve months ended December 31, 2003 of $391,309. This compares to a loss of $1,518,486 for the same period in 2002, a decrease of $1,127,177 or 74.2%. The decrease is primarily due to a write-down of investments of $1,008,466 in 2002 versus no write-down in 2003 and an increase in professional fees of $11,705 in 2003 from 2002.

The Company had no revenue for the year ended December 31, 2003 compared to $88,564 for the year ended December 31, 2002.

In 2002 the company generated sales of $88,564 through the sale of its POS terminals and prepaid products. Due to a lack of funding, the Company discontinued sales and marketing of these products in early 2002.

Liquidity and Sources of Capital

As of December 31, 2003, the Company had a cash balance of $29,108, and $29,108 in total assets. The Company’s current liabilities increased from $1,960,244 to $2,162,039.

Net cash used by operations was $229,402 related to the costs and expense of generating business, which primarily consisted of fees to consultants. Net cash provided by financing activities was $252,390 for the year ended December 31, 2003 resulting from the sale of common stock and loans from a related party.  Notes payable on demand of $935,000 bear an interest rate of 12% per annum with twelve month maturity and notes payable on demand of $200,000 bear an interest rate of 13% per annum with twelve month maturity.

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

ITEM 8B. OTHER INFORMATION

None.

PART III

ITEM 9. DIRECTORS AND EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTIONS 16(A) OF THE EXCHANGE ACT

The following table sets forth certain information concerning directors, executive officers and key employees of the Company:

Name	Age	Position

Philip E. Lundquist	68	Chairman, CEO, President, Secretary, Treasurer and Director

Ronan A. Harris	32	Director

Stephen E. Brisker	52	Director

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

The following information sets forth the backgrounds and business experience of the directors, executive officers and key employees:

PHILIP E. LUNDQUIST - Mr. Lundquist has served as Secretary/Treasurer and a Chairman of the Board for the Company since  January, 1999. On May 1, 2003 Mr. Lundquist was elected President and Chief Executive Officer of the Company. From 1988 to the present he has served as President of Lundquist Advisory Company, a company which provides corporate finance advisory services. He has held management positions at Reynolds Securities, Montgomery Securities, Inc. and Alex Brown & Sons in Miami, San Francisco and Baltimore, He was Director of Corporate Finance of Deloitte & Touche, Atlanta, Georgia. Mr. Lundquist graduated from Williams College with a bachelors degree in political science and economics in 1957. During 1962 to 1964, he attended the Institute of Investment Banking at the Wharton School of Business, University of Pennsylvania.

RONAN A. HARRIS - In January 1999, Mr. Harris founded Aubyn Management Ltd. which specializes in developing new markets and business opportunities in Japan. From 1996 to January 1999 he was employed as a consultant for JJ International, a financial consulting business. From December, 1993 to February, 1996 he was employed as an engineer at Mitsubishi Corporation. He graduated with honors from The University of Dublin with a degree in Electrical Engineering

STEPHEN E. BRISKER - Mr. Brisker is the President and CEO of DVS Communications, Executive Vice-President of Business Affairs for Smash Media and is Vice-President and Chief Operating Officer of Skgrilla Entertainment. From September 1999 through September 2000 he was employed as Executive Vice President of Urban Radio Broadcasting, LLC. He founded Sheridan Gospel Network in September of 1996 and remained with that company until May 1999. From July 1995 through July 1997 he was President and CEO of Hartcom, Inc. WKND Radio. He received a bachelors degree from Yale University, a masters degree from Wesleyan University and attended New York University of School of Law.

At this time, the board has no committees, including an audit, nominating or compensation committee.

There are no family relationships among any of the officers or directors of the Company.

Compliance with Section 16

Section 16(a) of the Securities Exchange Act of 1934 requires our directors, executive officers and persons who own more than ten percent of a registered class of our equity securities, to file with the Securities and Exchange Commission (“SEC”) initial reports of ownership and reports of changes in ownership of common stock and our other equity securities. Officers, directors and greater than ten-percent beneficial owners are required by SEC regulations to furnish us with copies of all Section 16(a) reports they file. During the year ended December 31, 2003, Form 4s for Mr. Lundquist and Mr. Harris were not timely filed.   In addition, no person affiliated with the Company who is or has been required to file reports with the SEC has filed any reports to date.

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

Summary Compensation Table

	Annual Compensation				Long Term Compensation
Name and Principal Position	Year	Salary ($)	Other Annual Compensation		Securities Underlying Options/SARs (#)

Stephen E. Brisker	2003		$6,450	(1)

President and CEO Director (resigned 5/1/03)	2002	$97,00	$43,000	(2)(3)

Victor A. Hinojosa President Resigned 7/20/01	2001		$44,100	(2)

Philip E. Lundquist	2003		$6,500	(4)

Chairman, Secretary	2002		$93,553	(4)

Director, Treasurer	2001		$65,380	(4)

Ronan A. Harris Director	2001		$8,800	(5)

Yoshio Komatsubara Director Resigned 6/29/01	2001		$10,000	(5)

(1) Includes $6,500 for consulting services and expense reimbursement.

(2) Includes $15,000 for consulting services and expense reimbursement and 2,500,000 shares of common stock valued at $125,000.

(3) 2,500,000 shares of common stock issued to Brisker and valued at $125,000.

(4) Paid for consulting services and expense reimbursement for business development.

(5) Includes 86,000 shares of common stock valued at $26,000.

Compensation of Directors

The Company has no standard arrangement for compensation of its directors for any services provided as director, including services for committee participation or for special assignments.

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

Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership	Percent of Class

Philip E. Lundquist, 1108 Oglethorpe Drive, Atlanta, GA 30319	5,647,619	17.2%

Ronan A. Harris, 98 The Drive Castleton Celbridge Co. Kildare, Ireland	489,323	1.5%

All Officers and Directors as a Group	6,136,942	18.7%

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

The following information summarizes certain transactions the Company has engaged in the last two years or proposed to engage in involving the Company’s executive officers, directors, more than 5% stockholders, or immediate family members of such persons.

During the year 2003, the Company paid Stephen Brisker, our President and Chief Executive Officer $6,450.

During fiscal year 2003, the Company paid Philip E. Lundquist $6,500 for expense reimbursement for business development.

During fiscal year 2002 the Company paid Philip Lundquist, our Secretary/Treasurer, $93,553 for consulting services and business development. Philip Lundquist purchased 465,419 shares for ten cents a share from the Company in October, 2002.

Currently, the Company’s Chairman and CEO provides an office within his home at no charge to the Company until the office space needs increase.

ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K.

•                  Exhibits.

Exhibit No.	Description

2.1

Agreement and Plan of Reorganization between Silver Strike Nevada and Christopher Partners, Inc., dated January 29, 1999. (Incorporated by reference to Exhibit No. 8.1, to Form 10-SB, filed January 13, 2000.)

3.1	Articles of Incorporation of Silver Strike Mining Company, Inc. (Incorporated by reference to Exhibit No. 2.1, to Form 10-SB, filed January 13, 2000.)

3.2	Certificate of Amendment to the Articles of Incorporation filed July 8, 1996. (Incorporated by reference to Exhibit No. 2.2, to Form 10-SB, filed January 13, 2000.)

3.3	Articles of Merger filed July 18, 1996. (Incorporated by reference to Exhibit No. 2.3, to Form 10-SB, filed January 13, 2000.)

3.4	Certificate of Amendment to Articles of Incorporation filed July 23, 1998. (Incorporated by reference to Exhibit No. 2.4, to Form 10-SB, filed January 13, 2000.)

3.5	Certificate of Amendment to Articles of Incorporation filed February 12, 1999. (Incorporated by reference to Exhibit No. 2.5, to Form 10-SB, filed January 13, 2000.)

3.6	Articles of Share Exchange filed February 26, 1999. (Incorporated by reference to Exhibit No. 2.6, to Form 10-SB, filed January 13, 2000.)

3.7	Amended and Restated Bylaws of Vubotics, Inc. (Incorporated by reference to Exhibit No. 2.7, to Form 10-SB, filed January 13, 2000.)

4.1	Preferred Stock Document. (Incorporated by reference to Exhibit No. 4.1 to Form 10-QSB, filed November 13, 2000.)

10.1	Exclusive Sales Representative Agreement between Truscom and XTec, dated October 11, 2000. (Incorporated by reference to Exhibit No. 10.1 to the Form 10-QSB, filed November 13, 2000.)

10.2	Consultant Agreement between Halifax and Columbia Financial Group, Inc., dated January 2, 2001. (Incorporated by reference to Exhibit 10.2 to the Form 10-KSB, filed March 29, 2001).

10.3	Employment Agreement between Stephen E. Brisker and Halifax International, Inc., dated June 1, 2001. (Incorporated by reference to Exhibit 10.3 to Form 10-KSB filed April 15, 2002)

14.0	Code of Ethics.

31.	Rule 13a – 14(a)/15d-14(a) Certification of Chief Executive Officer.

31.1	Rule 130a-14(a)/15d-14(a) Certification of Chief Financial Officer.

32.	Statement of Chief Executive Officer pursuant to Section 1350 of Title 18 of the United States Code

32.	Statement of Chief Financial Officer pursuant to Section 1350 of Title 18 of the United States Code.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

Audit fees

Fees billed for professional services rendered for the audit of our annual financial statements for the fiscal year ended December 31, 2003 and the reviews of the financial statements included in Forms 10-QSB for this fiscal year are $7,500.

Financial Information Systems Design and Implementation Fees.

None.

All Other Fees

None.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, hereunto duly authorized.

VUBOTICS, INC.

Dated: October 14, 2005	/s/ Philip E. Lundquist

Philip E. Lundquist, CEO/President

Director and Chief Financial Officer

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Dated: October 14, 2005	/s/ Philip E. Lundquist

Philip E. Lundquist, CEO/President

Director and Chief Financial Officer

Dated: October 14, 2005	/s/ Ronan A. Harris

Ronan A. Harris, Director

/s/ Roy Dantzman

Roy Dantzman, Director

EXHIBIT A

VUBOTICS, INC. AND SUBSIDIARIES

(FKA HALIFAX INTERNATIONAL, INC.)

CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2003

INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM’S REPORT

To the Board of Directors and Shareholders Vubotics, Inc. (FKA Halifax International, Inc.)

Atlanta, Georgia

We have audited the accompanying consolidated balance sheet of Vubotics, Inc. (a Nevada corporation) and subsidiaries as of December 31, 2003, and the related consolidated statements of operations, stockholders’ deficit and cash flows for the year then ended. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall consolidated financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Vubotics, Inc. and subsidiaries as of December 31, 2004, and the results of its operations and cash flows for the year then ended, in conformity with U.S. generally accepted accounting principles.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 7 to the financial statements, the Company has suffered recurring losses and has a net capital deficiency. These conditions raise substantial doubt about its ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 7. The financial statements do not include any adjustments relating to the recoverability and classification of asset carrying amounts or the amount and classification of liabilities that might result should the Company be unable to continue as a going concern.

Bongiovanni and Associates, CPA’s, PA

Cornelius, North Carolina

July 19, 2005

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

THE JEFFRIES GROUP

Certified Public Accountants

Atlanta, Georgia

July 11, 2005

VUBOTICS, INC. AND SUBSIDIARIES

(FKA HALIFAX INTERNATIONAL, INC.)

CONSOLIDATED BALANCE SHEET

DECEMBER 31, 2003

ASSETS

Current Assets
Cash	$29,108
Total current assets	29,108

Total Assets	$29,108

LIABILITIES AND STOCKHOLDERS’ DEFICIT

Current Liabilities
Notes payable	$1,135,000
Accrued interest	807,348
Accrued expenses	140,000
Due to related party	50,888
Accounts payable	28,803
Total current liabilities	2,162,039

Commitments and Contingencies – Note 6

Stockholders’ (Deficit)
Common stock, $0.001 par value, 50,000,000 shares authorized, 18,972,486 shares issued and outstanding	18,972
Common stock to be issued	1,777
Additional paid-in capital	6,578,602
Accumulated deficit	(8,732,282)
(2,132,931)

Total Liabilities and Stockholders’ Deficit	$29,108

The accompanying notes are an integral part of these consolidated financial statements.

VUBOTICS, INC. AND SUBSIDIARIES

(FKA HALIFAX INTERNATIONAL, INC.)

CONSOLIDATED STATEMENTS OF OPERATIONS

FOR THE YEARS ENDED DECEMBER 31, 2003 AND 2002

	2003	2002

Revenue	$—	$88,564

Cost of sales	—	11,415

Gross profit	—	77,149

Consulting and professional fees	211,737	200,032
Selling, general and administrative expenses	41,438	248,937
	253,175	448,969

Loss from operations	(253,175)	(371,820)

Other than temporary decline in value of investment	—	(1,008,466)
Interest expense	(138,200)	(138,200)
Interest income	66	—
	(138,134)	(1,146,666)

Net loss	$(391,309)	$(1,518,486)

Net loss per common share - basic and fully diluted	$(0.02)	$(0.09)

Weighted average number of common shares outstanding	18,933,195	17,291,399

The accompanying notes are an integral part of these consolidated financial statements.

VUBOTICS, INC. AND SUBSIDIARIES

(FKA HALIFAX INTERNATIONAL, INC.)

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ DEFICIT

FOR THE YEARS ENDED DECEMBER 31, 2003 AND 2002

			Common			Total
	Common Stock		Stock to be	Additional	Accumulated	Stockholders’
	Shares	Amount	Issued	Paid-In Capital	Deficit	Deficit

Balance, December 31, 2001	16,345,554	$16,345	$—	$6,158,353	$(6,822,487)	$(647,789)

Issuance of common stock for cash	1,607,800	1,608	—	209,693	—	211,301

Issuance of common stock for services	850,132	850	—	—	—	850

Net loss	—	—	—	—	(1,518,486)	(1,518,486)

Balance, December 31, 2002	18,803,486	$18,803	$—	$6,368,046	$(8,340,973)	$(1,954,124)

Issuance of common stock for cash	74,000	74	—	14,826	—	14,900

Issuance of common stock for services	95,000	95	—	10,905	—	11,000

Common Stock to be issued			1,777	184,825		186,602

Net loss	—	—	—	—	(391,309)	(391,309)

Balance, December 31, 2003	18,972,486	$18,972	$1,777	$6,578,602	$(8,732,282)	$(2,132,931)

The accompanying notes are an integral part of these consolidated financial statements.

VUBOTICS, INC. AND SUBSIDIARIES

(FKA HALIFAX INTERNATIONAL, INC.)

CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE YEARS ENDED DECEMBER 31, 2003 AND 2002

	2003	2002

Cash Flows From Operating Activities
Net loss	$(391,309)	$(1,518,486)
Adjustments to reconcile net loss to net cash used in operating activities:
Issuance of common stock for services	11,000	850
Other than temporary decline in value of investment	—	1,008,466
Increase (decrease) in operating liabilities:
Accounts payable	12,707	39,500
Accrued expenses	—	140,000
Accrued interest	138,200	138,200
Net cash used in operating activities	(229,402)	(191,470)

Cash Flows From Investing Activities
Investment in Related Companies	—	1,000
Net cash provided by investing activities	—	1,000

Cash Flows From Financing Activities
Proceeds from issuance of common stock	14,900	211,300
Proceeds from common stock to be issued	186,602	—
Loans from related party	50,888	—
Net cash provided by financing activities	252,390	211,300

Net increase in cash	22,988	20,830
Cash – beginning of year	6,120	(14,710)
Cash – end of year	29,108	6,120

Supplemental disclosures of cash flow information
Cash paid for interest	$—	$—
Cash paid for income taxes
	$—	$—

The accompanying notes are an integral part of these consolidated financial statements.

VUBOTICS, INC. AND SUBSIDIARIES

(FKA HALIFAX INTERNATIONAL, INC.)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2003 AND 2002

NOTE 1 - ORGANIZATION AND DESCRIPTION OF BUSINESS

Business Operations

In 2004, Halifax International, Inc. changed its name to Vubotics, Inc. (the “Company”).

The Company is a holding company with two subsidiaries, X-VU, LLC and Christopher Partners, Inc.  The Company conducted no business operations in 2003.

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation

The consolidated financial statements include the books of Vubotics, Inc. (formerly Silver Strike Mining Company) and its wholly owned subsidiaries X-VU, LLC and Christopher Partners, Inc. All inter-company transactions and accounts have been eliminated

Revenue Recognition

The Company recognizes revenue when persuasive evidence of an arrangement exists, fees are fixed or determinable, delivery has occurred and collection is reasonably assured.  Revenue is not recognized until title has passed and risk of loss has transferred to the customer, which occurs at time of shipment. Services to be performed and revenue thus recognized have occurred and acknowledged by the customer in a manner that readily suggests in form and in substance that resources have been consumed and utilized and have met those customer expectations, terms and conditions of which are usually set in contractual format.

Stock Based Compensation

The Company has issued and may issue stock in lieu of cash for certain transactions. The fair value of the stock, which is based on comparable cash purchases, third party quotations, or the value of services, whichever is more readily determinable, is used to value the transaction

Use of Estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates.  It is possible that the significant estimates used will change within the next year.

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

Basic and Diluted Per Common Share

Under Statement of Financial Accounting Standards (“SFAS”) No. 128, “Earnings Per Share,” basic  earnings  per common  share is computed by dividing income available to common stockholders by the weighted average number of common shares assumed to be outstanding during the period of computation.  Diluted earnings per share is computed similar to basic earnings per share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive.  Because the Company has incurred net losses, basic and diluted loss per share are the same since additional potential common shares would be anti-dilutive.

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

Significant Recent Accounting Pronouncements

In January 2003, the Financial Accounting Standards Board (“FASB”) issued FASB Interpretation (“FIN”) No. 46, “Consolidation of Variable Interest Entities, an Interpretation of ARB No. 51.”  The primary objectives of FIN No. 46 are to provide guidance on the identification of entities for which control is achieved through means other than voting rights (variable interest entities, or (“VIEs”) and how to determine when and which business enterprise should consolidate the VIE.  This new model for consolidation applies to an entity for which either: (1) the equity investors don’t have a controlling financial interest; or (2) the equity investment at risk is insufficient to finance that entity’s activities without receiving additional subordinated financial support from other parties.  In addition, FIN No. 46 requires that both the primary beneficiary and all other enterprises with a significant variable interest in a VIE make additional disclosures.  As amended in December 2003, the effective dates of FIN No. 46 for public entities that are small business issuers, as defined (“SBIs”), are as follows: (a) For interests in special-purpose entities (“SPEs”): periods ended after December 15, 2004.  The December 2003 amendment of FIN No. 46 also includes transition provisions that govern how an SBI which previously adopted the pronouncement (as it was originally issued) must account for consolidated VIEs.  Management has concluded that the Company does not have any VIEs and does not believe FIN No. 46 will have any significant effect on the Company’s future financial statements.

In May 2003, the FASB issued SFAS No. 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity.”  SFAS No. 150 establishes standards for how a company classifies and measures certain financial instruments with characteristics of both liabilities and equity, and is effective for public companies as follows: (i) in November 2003, the FASB issued FASB Staff Position (“FSP”) No. 150-3, which defers indefinitely (a) the measurement and classification guidance of SFAS No. 150 for all mandatory redeemable non-controlling interests in (and issued by) limited-life consolidated subsidiaries, and (b) SFAS No. 150’s measurement guidance for other types of mandatory redeemable non-controlling interests, provided they were created before November 5, 2003; (ii) for financial instruments entered into or modified after May 31, 2003 that are outside the scope of FSP No. 150-3; and (iii) otherwise, at the beginning of the first interim period beginning after June 15, 2003.  The Company adopted SFAS No. 150 (as amended) on the aforementioned effective dates.  The adoption of this pronouncement did not have a material impact on the Company’s results of operations or financial condition.

In November 2004, the FASB issued SFAS No. 151, “Inventory Costs – an amendment of ARB No. 43, Chapter 4,” which clarifies the accounting for abnormal amounts of idle facility expense, freight, handling costs and wasted material.  In Chapter 4 of Accounting Research Bulletin (“ARB”) No. 43, paragraph 5 previously stated that “.under some circumstances, items such as idle facility expense, excessive spoilage, double freight, and re-handling costs may be so abnormal as to require treatment as current period charges..”  SFAS No. 151 requires that such items be recognized as current-period charges, regardless of whether they meet the criterion of so abnormal (an undefined term).  This pronouncement also requires that allocation of fixed production overhead to the costs of conversion be based on the normal capacity of the production facilities.  SFAS No. 151 is effective for inventory costs incurred in years beginning after June 15, 2005.  Management does not believe this pronouncement will have a significant impact on its future financial statements.

In December 2004, the FASB issued SFAS No. 123-R, “Share-Based Payment,” which requires that the compensation cost relating to share- based payment transactions (including the cost of all employee stock options) be recognized in the financial statements.  That cost will be measured based on the estimated fair value of the equity or liability instruments issued.  SFAS No. 123-R covers a wide range of share-based compensation arrangements including share options, restricted share plans, performance-based awards, share appreciation rights, and employee share purchase plans.  SFAS No. 123-R replaces SFAS No. 123, “Accounting for Stock-Based Compensation,” and supersedes APB Opinion No. 25, “Accounting for Stock Issued to Employees.”  As originally issued, SFAS No. 123 established as preferable a fair-value-based method of accounting for share-based payment transactions with employees.  However, that pronouncement permitted entities to continue applying the intrinsic-value model of APB Opinion No. 25, provided that the financial statements disclosed the pro forma net income or loss based on the preferable fair-value method.  Small Business Issuers are required to apply SFAS No. 123-R in the first interim or annual reporting period that begins after December 15, 2005.  Thus, the Company’s financial statements will reflect an expense for (a) all share-based compensation arrangements granted after December 31, 2005 and for any such arrangements that are modified, cancelled, or repurchased after that date, and (b) the portion of previous share-based awards for which the requisite service has not been rendered as of that date, based on the grant-date estimated fair value. Management has not determined the future effect of this pronouncement on its future financial statements.

The FASB issued SFAS No. 153, “Exchanges of Nonmonetary Assets, anamendment of APB Opinion  No. 29, Accounting for Nonmonetary Transactions.”  The amendments made by SFAS No. 153 are based on the principle that exchanges of nonmonetary assets should be measured using the estimated fair value of the assets exchanged.  SFAS No. 153 eliminates the narrow exception for nonmonetary exchanges of similar productive assets, and replaces it with a broader exception for exchanges of nonmonetary assets that do not have commercial substance. A nonmonetary exchange has “commercial substance” if the future cash flows of the entity are expected to change significantly as a result of the transaction.  This pronouncement is effective for nonmonetary exchanges in fiscal periods beginning after June 15, 2005.  Management does not believe that this pronouncement will have a significant effect on its future financial statements.

Other recent accounting pronouncements issued by the FASB (including its Emerging Issues Task Force), the American Institute of Certified Public Accountants, and the SEC did not or are not believed by management to have a material impact on the Company’s present or future consolidated financial statements.

NOTE 3 - NOTES PAYABLE

The Company’s notes payable at December 31, 2003 are summarized as follows:

12% notes payable to a related party. The notes are unsecured. At the option of the holder, the notes are convertible into common stock at $1 per share.	$725,000

13% notes payable to a related party. The notes are unsecured.	200,000

12% notes payable to a Stockholder. The notes are unsecured.	210,000

Total notes payable	$1,135,000

The aggregate principal amounts of the notes payable above maturing in subsequent years as of December 31, 2003 are as follows:

Amount currently outstanding:	$1,135,000
Currently Due:	$1,135,000

NOTE 4 - INCOME TAXES

The effective tax rate varies from the maximum federal statutory rate as a result of the following items for the twelve months ended December 31, 2003 and 2002:

	December 31, 2003	December 31, 2002

Tax benefit computed at the maximum federal statutory rate	(34.0)%	(34.0)%

State tax rate, net of federal tax benefit	(4.5)	(4.5)

Increase in valuation allowance	38.5	38.5

Effective income tax rate	0.0%	0.0%

Deferred income tax assets and the related valuation allowances result principally from the potential tax benefits of net operating loss carryforwards.

The Company has recorded a valuation allowance to reflect the uncertainty of the ultimate utilization of the deferred tax assets as follows:

	December 31, 2003	December 31, 2002

Deferred tax assets	$3,360,000	$3,211,275

Less valuation allowance	(3,360,000)	(3,211,275)

Net deferred tax assets	$—	$—

For financial statement purposes, no tax benefit has been reported as the Company has had significant losses in recent years and realization of the tax benefits is uncertain. Accordingly, a valuation allowance has been established in the full amount of the deferred tax asset.

At December 31, 2003, the Company had net operating loss carryforwards of approximately $8,732,000, which will be available to offset future taxable income. These net operating loss carryforwards expire at various dates through 2023. The utilization of the net operating loss carryforwards is dependent upon the Company’s ability to generate sufficient taxable income during the carryforward period

NOTE 5 - RELATED PARTY TRANSACTIONS

Operating fees and expenses of $6,500 were paid to Philip E. Lundquist, an officer and shareholder, during the year ended December 31, 2003.

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

On March 14, 2002, Cellcards of Illinois, L.L.C. (“Cellcards”) filed a complaint against Annapolis Valley Ventures, Inc., a wholly owned subsidiary of the Company (“Annapolis”) in the State of Illinois seeking actual damages of approximately $100,000, and other unspecified relief. The litigation arose out of orders placed by Annapolis with Cellcards for prepaid cellular products. In July 2002, judgment was entered against

Annapolis.  This amount is included in accrued expenses in the accompanying balance sheet at December 31, 2003.

In November 2001, Cellmart Wireless, Inc. (“Cellmart”) filed a complaint against the Company, Annapolis Valley Ventures, Inc. and Messrs. Lundquist and Brisker in the State of Texas seeking actual damages of approximately $40,000 and unspecified exemplary damages. The litigation arose out of a NonExclusive Distributor Agreement dated July 6, 2001 by and between Cellmart and the Company, and the conduct of the parties thereunder. On August 13, 2002, judgment was entered in favor of the plaintiff against the defendants.  This amount is included in accrued expenses in the accompanying balance sheet at December 31, 2003.

NOTE 7 – GOING CONCERN

These consolidated financial statements have been prepared in accordance with generally accepted accounting principles applicable to a going concern, which contemplates the realization of assets and the satisfaction of liabilities and commitments in the normal course of business. However, the Company has incurred net losses of $391,309 and $1,518,486 for the years ended December 31, 2003 and 2002, respectively. The Company also had a working capital deficiency of $2,132,931 and an equity deficiency of $2,132,931 at December 31, 2003 and has significant currently maturing debt and related accrued interest thereto. The Company has raised capital to fund the operating activities primarily through private equity infusions from stockholders, loans through stockholders and other demand loans. The Company intends on financing its future development activities and its working capital needs largely from the sale of public equity securities with some additional funding from other traditional financing sources, including term notes, until such time that funds provided by operations are sufficient to fund working capital requirements.

These factors, among others, raise substantial doubt about the Company’s ability to continue as a going concern for a reasonable period of time.

The consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts.