Form 10QSB
period 2004-03-31
HALIFAX INTERNATIONAL INC
filed 2005-10-14
CIK 1100981

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-QSB

☒ Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2004

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

VUBOTICS, INC AND SUBSIDIARIES

FORM 10-QSB REPORT INDEX

PART I.  FINANCIAL INFORMATION.

Item 1.  Financial Statements.

VUBOTICS, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEET

MARCH 31, 2004

(Unaudited)

ASSETS

Current Assets
Cash	$2,820
Total current assets	2,820

Total Assets	$2,820

LIABILITIES AND STOCKHOLDERS’ DEFICIT

Current Liabilities
Notes payable	$1,135,000
Accrued expenses	140,000
Accrued interest	841,898
Due to related party	16,888
Accounts payable	28,803
Total liabilities (all current)	2,162,589

Stockholders’ (Deficit)
Common stock, $0.001 par value, 50,000,000 shares authorized, 20,748,813 shares issued and outstanding	20,749
Additional paid-in capital	6,657,102
Accumulated deficit	(8,837,620)
(2,159,769)

Total Liabilities and Stockholders’ Deficit	$2,820

The accompanying notes are an integral part of these consolidated financial statements.

VUBOTICS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

FOR THE THREE MONTHS ENDED MARCH 31, 2004 AND 2003

(Unaudited)

	2004	2003

Revenue	$394	$—

Cost of sales	10	—

Gross profit	384	—

Consulting and professional fees	67,287	24,776
Selling, general and administrative expenses	3,895	25,540
	71,182	50,316

Loss from operations	(70,789)	(50,316)

Interest expense	(34,550)	(34,550)
Interest income	10	—
	(34,540)	(34,550)

Net loss	$(105,338)	$(84,866)

Net loss per common share - basic and fully diluted	$(0.01)	$—

Weighted average number of common shares outstanding	20,456,012	18,848,020

The accompanying notes are an integral part of these consolidated financial statements.

VUBOTICS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE THREE MONTHS ENDED MARCH 31, 2004 AND 2003

(Unaudited)

	2004	2003

Cash Flows From Operating Activities
Net loss	$(105,338)	$(84,866)
Adjustments:
Issuance of common stock for services	69,365	8,500
Changes in:
Accrued interest	34,550	34,550
Net cash used in operating activities	(1,423)	(41,816)

Cash Flows From Investing Activities
Net cash used in investing activities	—	—

Cash Flows From Financing Activities
Proceeds from issuance of common stock	9,135	17,276
Loans from related party	(34,000)	19,010
Net cash (used) provided by financing activities	(24,865)	36,286

Net (decrease) increase in cash	(26,288)	(5,530)
Cash – beginning of period	29,108	6,120
Cash – end of period	2,820	590

Supplemental disclosures of cash flow information
Cash paid for interest	$—	$—

The accompanying notes are an integral part of these consolidated financial statements.

SUPPLEMENTAL DISCLOSURES OF NON-CASH INVESTING AND FINANCING ACTIVITIES

During the three months ended March 31, 2004:

The Company issued 1,090,827 shares of common stock for $115,461 cash.

The Company issued 685,500 shares of common stock for services valued at $69,365.

VUBOTICS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2004

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

In November, 2004, Halifax International, Inc. changed its name to Vubotics, Inc.

Business Operations

The Company is a holding company with no operating subsidiaries.  As of March 31, 2004, the Company has conducted no business operations.

Going Concern

These consolidated financial statements have been prepared in accordance with generally accepted accounting principles applicable to a going concern, which contemplates the realization of assets and the satisfaction of liabilities and commitments in the normal course of business.

However, as of March 31, 2004, the Company has accumulated net operating losses of $8,837,620. The Company also had a working capital deficiency of $2,159,769 and an equity deficiency of $2,159,769 at March 31, 2004 and has significant currently maturing debt. The Company has raised capital to fund the operating activities primarily through private equity infusions from stockholders, loans through stockholders and other demand loans. The Company intends on financing its future development activities and its working capital needs largely from the sale of public equity securities with some additional funding from other traditional financing sources, including term notes, until such time that funds provided by operations are sufficient to fund working capital requirements.

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

The Company’s notes payable at March 31, 2004 are summarized as follows:

12% notes payable to a related party. The note is unsecured.	$725,000

13% notes payable to a related party. The note is unsecured.	200,000

12% notes payable to a Stockholder. The note is unsecured.	210,000

Total notes payable	$1,135,000

The aggregate principal maturing in subsequent years as of March 31, 2004 are as follows:

Amount currently outstanding:	$1,135,000
Currently Due:	$1,135,000

The terms of the above notes payable to a stockholder and a related party are not necessarily indicative of the terms that would have been incurred had comparable agreements been made with independent parties.

NOTE 3 – STOCKHOLDERS’ EQUITY

During the three months ended March 31, 2004:

The Company issued 1,090,827 shares of common stock for $115,461 cash.

The Company issued 685,500 shares of common stock for services valued at $69,365.

NOTE 4 - COMMITMENTS AND CONTINGENCIES

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

RESULTS OF OPERATIONS

General. The following discussion and analysis explains trends in the Company’s financial condition and results of operations for the three months ended March 31, 2004 and 2003. The consolidated financial statements and notes thereto included, as part of the financial statements should be read in conjunction with these discussions.

The Company incurred a net loss for the three months ended March 31, 2004 of $105,338. This compares to a loss of $84,866 for the same period in 2003, an increase of $20,472 or 24.1%. The increase is primarily due to an increase fees paid to consultants.

The Company had minimal revenue for the three months ended March 31, 2004 and no revenue for the three months ended March 31, 2003.

LIQUIDITY AND CAPITAL RESOURCES

As of March 31, 2004, the Company had a cash balance of $2,820, and $2,820 in total assets. The Company’s current liabilities increased from $2,162,039 to $2,162,589. Net cash used by operations was $1,423. Net cash used in financing activities was $24,865 for the three months ended March 31, 2004 resulting from the sale of common stock offset by the repayment of loans from a related party.  Notes payable on demand of $935,000 bear an interest rate of 12% per annum with twelve month maturity and notes payable on demand of $200,000 bear an interest rate of 13% per annum with twelve month maturity.

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

ITEM 2.  Unregistered Sales of Equity Securities and Use of Proceeds.

During the three months ended March 31, 2004:

The Company issued 1,090,827 shares of common stock for $115,461 cash.

The Company issued 685,500 shares of common stock for services valued at $69,365.

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