Form 10KSB
period 2004-12-31
HALIFAX INTERNATIONAL INC
filed 2005-10-14
CIK 1100981

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

FORM 10-KSB

(Mark One)

☒ ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2004

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

Registrant’s revenues for the twelve month period ended December 31, 2004: $5,635.

The shares of Common Stock of Vubotics, Inc. (formerly known as Halifax International, Inc.) (“the Company”) or (“Registrant”) are not actively traded; therefore the shares held by non-affiliates of the Registrant, as of October 12, 2005 have no discernable market value.

As of September 27, 2005 the Registrant had outstanding 33,437,274 shares of Common Stock, $0.001 par value.

Transitional Small Business Disclosure Format.     Yes ☐   No ☒

EXPLANATORY NOTE.

In November, 2004, Halifax International, Inc. changed its name to Vubotics, Inc.

This form 10-KSB is being filed contemporaneously with the following current reports:

Form 10-KSB for the fiscal year ended December 31, 2002;

Form 10-KSB for the fiscal year ended December 31, 2003;

Form 10-QSB for the quarter ended March 31, 2003;

Form 10-QSB for the quarter ended June 30, 2003;

Form 10-QSB for the quarter ended September 30, 2003;

Form 10-QSB for the quarter ended March 31, 2004;

Form 10-QSB for the quarter ended June 30, 2004;

Form 10-QSB for the quarter ended September 30, 2004:

Form 10-QSB for the quarter ended March 31, 2005: And

Form 10-QSB for the quarter ended June 30, 2005.

PART I

ITEM 1. DESCRIPTION OF BUSINESS.

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

In November, 2004, the Company acquired QuantumReader, Inc. (“QR”).  The Company acquired all of the issued and outstanding stock of QR in a stock for stock transaction.  The transaction was valued at $102,574 with $2,574 being allocated for liabilities assumed and 1,000,000 shares of the Company’s common stock issued for the technology of QR.  The Company intends to fund a minimum of $500,000 during the twelve month period following the acquisition of QR for continued development, marketing of the QR technology and other corporate uses.  In addition, there are certain compensatory obligations that the Company has entered into with the former president of QR (see Note 7 of the Company’s financial statements “Commitments and Contingencies”).  As part of the acquisition, all intellectual property rights held by the developers of the QR technology were assigned to QR.  The QuantumReader and its related technologies were initially created by Craig Larson.  The product QuantumReader is referred to as “QuantumReader” and by its trade name “VuIT tm”.

The Company intends to concentrate its efforts on the development, marketing and distribution of its QuantumReader products, primarily through its QR subsidiary.

Business Operations

The Company is a holding company with one operating subsidiary, QR.

Products and Technology

Vubotics, through QR, is developing a new type of software product called QuantumReader (“QuantumReader”). The Company has developed a software application called VuITtm based on the QuantumReader technology.  QuantumReader is a hardware independent software system which changes the way in which text is displayed on electronic displays.  Rather than treat the display like a static piece of paper, Quantum Reader dynamically delivers text to the viewing surface.  The Company believes this automated presentation has the potential to decrease eye strain, increase reading rate, and improve comprehension.  This is done by analyzing the content and tagging each individual word for comprehension and recognition characteristics.  The words are then displayed one at a time, as large as desired, and at a rate of speed optimized for the reader.  The system also improves comprehension by integrating graphics and sound into the text in locations where they are most effective.  The Company is currently in the beta test stage in the development of the VuIT™ applications.  There can be no assurances that the projected potential applications of the QuantumReader will function in a way that will meet the Company’s product objectives or be accepted by the marketplace.  See “Risk Factors.”

Certain Patent applications have been made in connection with the QuantumReader technology and the related methods of analysis, abstraction and delivery of electronic information.  There can be no assurances that these patents will be granted.  See “Risk Factors”.

Marketing

The Company intends to market the initial software application of QuantumReader, under the trade name VuIT™, to the mobile communications user market.

The Company intends to introduce its VuIT™ application by putting products into the marketplace sequentially based on the maturity of the VuIT™  platform, the technical capabilities of the device, and the user commitment to the device.  As the technical capabilities of VuIT™ are increased and optimized, the product will be introduced laterally into the space occupied by devices capable of fully utilizing the more advanced application.  The Company has identified the following potential markets for QuantumReader software technology:

•                  Consumer

•                  Books

•                  News

•                  E-mail

•                  Messaging

•                  Professional

•                  Medical documents

•                  Legal briefs

•                  Continuing educations documents

•                  White papers

•                  Academic

•                  Early education

•                  Higher education

•                  On-line training/learning

•                  Disabled/handicapped

•                  Vision impairment

•                  Dyslexia

•                  ADD

•                  Macular degeneration

•                  Internet

•                  Embedded within web portals

•                  Broadcasting/Advertising

•                  Delivery enhancement

There can be no guarantee the Company will either successfully develop or adapt the QuantumReader software technology for these markets or if the Company is successful in doing so that these markets or any other markets will accept the product.

Competition

The Company believes that competitors will emerge with a product that attempts to emulate VuIT™.  Currently, there are no known competitors in the market with a product using the technologies, trade secrets and patent pending techniques employed by the Company.  However, the academic community has conducted research on similar technologies.  The competitors that are expected to emerge could have greater resources than the Company and the Company may not be able to successfully compete against them.

The Company has applied for patents on its technologies and techniques.

Patents, trade marks and trade secrets could limit potential competitor’s ability to create a product that would have the capabilities of VuIT™.

Risk Factors

Material Risks Related To The Company’s Business

The Company has incurred significant operating losses since inception and the Company cannot assure you that the Company will ever achieve profitability.

Since the Company’s inception, the Company has incurred losses every quarter. The extent of the Company’s future operating losses and the timing of profitability are highly uncertain, and the Company may never achieve or sustain profitability. The Company has incurred significant net losses since inception, including net losses of approximately $741,014 in 2004, $391,309 in 2003 and $1,518,486 in 2002. At December 31, 2004, the Company has an accumulated deficit of $9,473,296. The Company anticipates that the Company will continue to incur operating losses for the foreseeable future and it is possible that the Company will never generate substantial revenues from product sales.

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

The Company may not be able to expand market acceptance of the use of products, which would severely harm the Company’s ability to achieve significant revenues.

The Company cannot assure any investor that the Company’s proposed products will achieve market acceptance. Failure of the Company’s proposed products to gain market acceptance would severely harm the Company’s business, financial condition and results of operations.

The Company’s future capital needs are uncertain. The Company will need to raise additional funds in the future and these funds may not be available on acceptable terms or at all.

The Company believes that the Company’s current cash and cash equivalents are not sufficient to meet projected operating requirements through December 2005. Therefore, the Company may seek additional funds from public and private stock or debt offerings, borrowings or other sources prior to such time. The Company’s capital requirements will depend on many factors, including:

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

As of December 31, 2004, the Company’s common stock is no longer trading on the OTC Bulletin Board or the Pink Sheets as a result of the Company’s failure to file reports with the Securities and Exchange Commission.  The Company’s management intends to cause its common stock to begin trading after the Company becomes current on these reports but there can be no guarantee of this. However, a regular trading market for the securities may not be sustained in the future.  The OTC Bulletin Board is an inter-dealer, over-the-counter market that provides significantly less liquidity than the NASD’s automated quotation system (the “NASDAQ Stock Market”). Quotes for stocks included on the OTC Bulletin Board are not listed in the financial sections of newspapers as are those for the NASDAQ Stock Market. Therefore, prices for securities traded solely on the OTC Bulletin Board may be difficult to obtain and holders of common stock may be unable to resell their securities at or near their original offering price or at any price. If listed on any exchange, the market price for the Company’s common stock will be influenced by a number of factors, including:

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

ITEM 2. DESCRIPTION OF PROPERTY.

The Company requires minimal space.  Currently, the Company’s Chairman and CEO provides an office within his home at no charge to the Company until the Company’s office space needs increase.  The Company does not own or lease any real property.

ITEM 3. LEGAL PROCEEDINGS.

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

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

The Company has not submitted a matter to a vote of its shareholders during the fourth quarter of 2004.

PART II

ITEM 5. MARKET FOR COMMON STOCK AND RELATED STOCKHOLDER MATTERS.

There is no active public trading market for the Company’s common stock at this time.

The Company has not declared dividends on its common stock and does not anticipate paying dividends on its common stock in the foreseeable future.

The following shares were sold without registration by the Company during the year 2004:

The Company sold 4,258,623 shares of its common stock for prices ranging from ten cents per share to twenty-five cents per share in reliance on the exemption from registration provided by Section 4(2) of the Securities Act of 1933, as amended, and applicable state laws.

ITEM 6. MANAGEMENT’S DISCUSSION AND ANALYSIS.

Business Overview

The Company is a holding company with one operating subsidiary, QR.

Vubotics, through QR, is developing a new type of software product called QuantumReader (“QuantumReader”). The Company has developed a software application called VuITtm based on the QuantumReader technology.  QuantumReader is a hardware independent software system which changes the way in which text is displayed on electronic displays.  Rather than treat the display like a static piece of paper, Quantum Reader dynamically delivers text to the viewing surface.  The Company believes this automated presentation has the potential to decrease eye strain, increase reading rate, and improve comprehension.  This is done by analyzing the content and tagging each individual word for comprehension and recognition characteristics.  The words are then displayed one at a time, as large as desired, and at a rate of speed optimized for the reader.  The system also improves comprehension by integrating graphics and sound into the text in locations where they are most effective.  The Company is currently in the beta test stage in the development of the VuIT™ applications.  There can be no assurances that the projected potential applications of the QuantumReader will function in a way that will meet the Company’s product objectives or be accepted by the marketplace.  See “Risk Factors.”

Certain Patent applications have been made in connection with the QuantumReader technology and the related methods of analysis, abstraction and delivery of electronic information.  There can be no assurances that these patents will be granted.  See “Risk Factors”.

Summary of Critical Accounting Policies

The Company has nominal operating revenue as it is in the development process of its product.  At such time as the Company has revenue, the Company intends to adopt such policies as revenue recognition and stock compensation.

Results of Operations

General. The following discussion and analysis explains trends in the Company’s financial condition and results of operations for the years ended December 31, 2004 and 2003. The consolidated financial statements and notes thereto included as part of the financial statements should be read in conjunction with these discussions.

The Company incurred a net loss for the twelve months ended December 31, 2004 of $741,014. This compares to a loss of $391,309 for the same period in 2003, an increase of $349,705, or 89.4%

The Company recorded revenues of $5,635 for the year ended December 31, 2004 compared to $0 for the year ended December 31, 2003.  These revenues were derived from the sale of virtual reality headsets.

The increase in net loss is primarily the result of an increase in consulting fees of $243,012 incurred in an effort to reposition the Company for future opportunities and the write-down of intangible assets of $102,529.

Liquidity and Sources of Capital

As of December 31, 2004, the Company had a cash balance of $16,045, and $16,045 in total assets. The Company’s current liabilities increased from $2,162,039 to $2,370,140. Net cash used in operating activities was $253,187 related to the costs and expense of generating business, which primarily consisted of fees to consultants. Net cash provided by financing activities was $240,124 for the year ended December 31, 2004 and came from the sale of common stock.  Notes payable on demand of $935,000 bear an interest rate of 12% per annum with twelve month maturity and notes payable on demand of $200,000 bear an interest rate of 13% per annum with twelve month maturity.

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

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None.

ITEM 8A. CONTROLS AND PROCEDURES.

Based on their most recent evaluation, which was completed in consultation with management in connection with of the filing of this Form 10-KSB, the Company’s Chief Executive Officer and Chief Financial Officer believe the design and operation of the Company’s disclosure controls and procedures (as defined in Rules 13a-14 and 15d-14 promulgated under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) were effective as of December 31, 2004 and as of the date of such evaluation in timely alerting the Company’s management to material information required to be included in this Form 10-KSB and other Exchange Act filings. There were no changes (including corrective actions with regard to significant deficiencies or material weaknesses) in the Company’s internal control that could materially affect or are reasonably likely to materially affect the Company’s internal control over financial reporting.

ITEM 8B. OTHER INFORMATION.

None.

PART III

ITEM 9. DIRECTORS AND EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTIONS 16(A) OF THE EXCHANGE ACT.

The following table sets forth certain information concerning directors, executive officers and key employees of the Company:

Name	Age	Position

Philip E. Lundquist	69	Chairman, CEO, President, Secretary, Chief Financial Officer and Director

Ronan A. Harris	33	Director

Roy Dantzman	58	Director

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

The following information sets forth the backgrounds and business experience of the directors, executive officers and key employees:

PHILIP E. LUNDQUIST - Mr. Lundquist has served as Secretary/Chief Financial Officer and a Chairman of the Board for the Company since January, 1999. On May 1, 2003, Mr. Lundquist was elected President and Chief Executive Officer of the Company. From 1988 to the present he has served as President of Lundquist Advisory Company, a company which provided corporate finance advisory services. He has held management positions at Reynolds Securities, Montgomery Securities, Inc. and Alex Brown & Sons in Miami, San Francisco and Baltimore. He was Director of Corporate Finance of Deloitte & Touche, Atlanta, Georgia. Mr. Lundquist graduated from Williams College with a bachelors degree in political science and economics in 1957. During 1962 to 1964, he attended the Institute of Investment Banking at the Wharton School of Business, University of Pennsylvania.

RONAN A. HARRIS - In January 1999, Mr. Harris founded Aubyn Management Ltd. which specializes in developing new markets and business opportunities in Japan. From 1996 to January 1999 he was employed as a consultant for JJ International, a financial consulting business. From December, 1993 to February, 1996 he was employed as an engineer at Mitsubishi Corporation. He graduated with honors from The University of Dublin with a degree in Electrical Engineering. Presently, Mr. Harris lives in Dublin, Ireland and is employed by Google, Inc.

ROY DANTZMAN – Mr. Dantzman is an entrepreneur with broad business experience. For over thirty years, Mr. Dantzman has been involved in various business ventures.  Mr. Dantzman owns and operates a successful design firm.

At this time, the board has no committees, including an audit, nominating or compensation committee.

There are no family relationships among any of the officers or directors of the Company.

Compliance with Section 16

Section 16(a) of the Securities Exchange Act of 1934 requires the Company directors, executive officers and persons who own more than ten percent of a registered class of the Company’s equity securities, to file with the Securities and Exchange Commission (“SEC”) initial reports of ownership and reports of changes in ownership of common stock and the Company’s other equity securities. Officers, directors and greater than ten-percent beneficial owners are required by SEC regulations to furnish the Company with copies of all Section 16(a) reports they file. During the year ended December 31, 2004, Form 3s and Form 4s for Mr. Lundquist and Mr. Harris were not filed as required.

Code of Ethics

The Company has adopted a code of ethics which is included in the exhibits.

ITEM 10. EXECUTIVE COMPENSATION

The following table sets forth the compensation earned by the Company’s executive officers during the last three fiscal years.  None of the Company’s officers received compensation in excess of $100,000 during any of the last three fiscal years. The Company paid no compensation during 2004.

Summary Compensation Table

					Long Term Compensation
Name and Principal	Annual Compensation		Other Annual		Securities Underlying
Position	Year	Salary ($)	Compensation		Options/SARs (#)

Stephen E. Brisker	2003	- 0 -	$6,450	(1)	- 0 -
President and CEO Director (left 5/1/03)	2002	$97,000	$43,000	(2)(3)	- 0 -

Philip E. Lundquist	2003	- 0 -	$6,500	(4)	- 0 -
Chairman, Secretary Director, Chief Financial Officer	2002	- 0 -	$93,553	(4)	- 0 -

(1) Includes $6,500 for consulting services and expense reimbursement.

(2) Includes $18,000 for consulting services and expense reimbursement and 2,500,000 shares of common stock valued at $125,000.

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

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth the beneficial ownership of the Company’s outstanding common stock of: (i) each of its executive officers, (ii) each of its directors and (iii) all executive officers and directors as a group. There is not any other person or group known by the Company to own beneficially more than 5% of the Company’s outstanding common stock. Beneficial ownership is determined in accordance with the rules of the SEC and includes voting or investment power with respect to securities. Except as indicated by footnote, the persons named in the table below have sole voting power and investment power with respect to all shares of common stock shown as beneficially owned by them. The percentage of beneficial ownership is based on 32,759,274 shares of common stock outstanding as of July 11, 2005.

Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership	Percent of Class

Roy Dantzman 238 Main Street Montrose, Colorado, 81401	846,250	2.6%

Philip E. Lundquist (1) 1108 Oglethorpe Drive Atlanta, GA 30319	5,647,619	17.2%

Ronan A. Harris 98 The Drive, Castleton Celbridge Co., Kildare, Ireland	489,323	1.5%

All Officers and Directors as a Group	6,983,192	21.3%

(1) Officer and Director

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

The following information summarizes certain transactions  either engaged in the last two years or proposed to engage in by the Company’s executive officers, directors, more than 5% stockholders, or immediate family members of such persons.

During fiscal year 2004, the Company paid Philip E. Lundquist $44,274 for expense reimbursement for business development.

During the year 2003, the Company paid Stephen Brisker, former President and Chief Executive Officer, $6,450 for expense reimbursement.

During fiscal year 2003, the Company paid Philip E. Lundquist $6,500 for salary and expense reimbursement for business development.

Currently, the Company’s Chairman and CEO provides an office within his home at no charge to the Company.

ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K.

•                  Exhibits.

Exhibit No.	Description

2.1

Agreement and Plan of Reorganization between Silver Strike Nevada and Christopher Partners, Inc., dated January 29, 1999. (Incorporated by reference to Exhibit No. 8.1, to Form 10-SB, filed January 13, 2000.)

3.1	Articles of Incorporation of Silver Strike Mining Company, Inc. (Incorporated by reference to Exhibit No. 2.1, to Form 10-SB, filed January 13, 2000.)

3.2	Certificate of Amendment to the Articles of Incorporation filed July 8, 1996. (Incorporated by reference to Exhibit No. 2.2, to Form 10-SB, filed January 13, 2000.)

3.3	Articles of Merger filed July 18, 1996. (Incorporated by reference to Exhibit No. 2.3, to Form 10-SB, filed January 13, 2000.)

3.4	Certificate of Amendment to Articles of Incorporation filed July 23, 1998. (Incorporated by reference to Exhibit No. 2.4, to Form 10-SB, filed January 13, 2000.)

3.5	Certificate of Amendment to Articles of Incorporation filed February 12, 1999. (Incorporated by reference to Exhibit No. 2.5, to Form 10-SB, filed January 13, 2000.)

3.6	Articles of Share Exchange filed February 26, 1999. (Incorporated by reference to Exhibit No. 2.6, to Form 10-SB, filed January 13, 2000.)

3.7	Amended and Restated Bylaws of Vubotics, Inc. (Incorporated by reference to Exhibit No. 2.7, to Form 10-SB, filed January 13, 2000.)

4.1	Preferred Stock Document. (Incorporated by reference to Exhibit No. 4.1 to Form 10-QSB, filed November 13, 2000.)

10.1	Exclusive Sales Representative Agreement between Truscom and XTec, dated October 11, 2000. (Incorporated by reference to Exhibit No. 10.1 to the Form 10-QSB, filed November 13, 2000.)

10.2	Consultant Agreement between Halifax and Columbia Financial Group, Inc., dated January 2, 2001. (Incorporated by reference to Exhibit 10.2 to the Form 10-KSB, filed March 29, 2001).

10.3	Employment Agreement between Stephen E. Brisker and Halifax International, Inc., dated June 1, 2001. (Incorporated by reference to Exhibit 10.3 to Form 10-KSB filed April 15, 2002)

10.4	Plan and Agreement of Reorganization By and Between QuantumReader, Inc. and Vubotics, Inc. dated November 17, 2004.

14.0	Code of Ethics.

31	Rule 13a – 14(a)/15d-14(a) Certification of Chief Executive Officer.

31.1	Rule 13a – 14(a)/15d-14(a) Certification of Chief Financial Officer.

32	Statement of Chief Executive Officer pursuant to Section 1350 of Title 18 of the United States Code

32	Statement of Chief Financial Officer pursuant to Section 1350 of Title 18 of the Untied States Code.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES.

Audit fees

Fees billed for professional services rendered for the audit of the Company’s annual financial statements for the fiscal year ended December 31, 2004 and the reviews of the financial statements included in Forms 10-QSB for fiscal 2004 are $7,500.

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

Philip E. Lundquist, CEO/President, Director
and Chief Financial Officer

Dated: October 14, 2005	/s/ Ronan A. Harris

Ronan A. Harris, Director

/s/ Roy Dantzman
Roy Dantzman, Director

VUBOTICS, INC. AND SUBSIDIARIES

(FKA Halifax International, Inc.)

CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2004

INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM’S REPORT

To the Board of Directors and Shareholders Vubotics, Inc (FKA Halifax International, Inc.)

Atlanta, Georgia

We have audited the accompanying consolidated balance sheet of Vubotics, Inc. (a Nevada corporation) and subsidiaries as of December 31, 2004, and the related consolidated statements of operations, stockholders’ deficit and cash flows for the years ended December 31, 2004 and 2003. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall consolidated financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Vubotics, Inc. and subsidiaries as of December 31, 2004, and the results of its operations and cash flows for the years ended December 31, 2004 and 2003, in conformity with U.S. generally accepted accounting principles.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 8 to the financial statements, the Company has suffered recurring losses and has a net capital deficiency. These conditions raise substantial doubt about its ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 8. The financial statements do not include any adjustments relating to the recoverability and classification of asset carrying amounts or the amount and classification of liabilities that might result should the Company be unable to continue as a going concern.

Bongiovanni and Associates, CPA’s, PA

Cornelius, North Carolina

July 19, 2005

VUBOTICS, INC. AND SUBSIDIARIES

(FKA HALIFAX INTERNATIONAL, INC.)

CONSOLIDATED BALANCE SHEET

DECEMBER 31, 2004

ASSETS

Current Assets
Cash	$16,045
Total current assets	16,045

Other Assets
Intangible asset	102,529
Impairment reserve	(102,529)
Total other assets	—

Total Assets	$16,045

LIABILITIES AND STOCKHOLDERS’ DEFICIT

Current Liabilities
Notes payable	$1,135,000
Accrued expenses	233,000
Accrued interest	945,548
Due to related party	5,262
Accounts payable	51,330
Total current liabilities	2,370,140

Commitments and Contingencies – Note 7

Stockholders’ (Deficit)
Common stock, $0.001 par value, 50,000,000 shares authorized, 26,127,609 shares issued and outstanding	26,128
Additional paid-in capital	7,093,006
Common stock to be issued	67
Accumulated deficit	(9,473,296)
(2,354,095)

Total Liabilities and Stockholders’ Deficit	$16,045

The accompanying notes are an integral part of these consolidated financial statements.

VUBOTICS, INC. AND SUBSIDIARIES

(FKA HALIFAX INTERNATIONAL, INC.)

CONSOLIDATED STATEMENTS OF OPERATIONS

FOR THE YEARS ENDED DECEMBER 31, 2004 AND 2003

	2004	2003

Revenue	$5,635	$—

Cost of sales	572	—

Gross profit	5,063	—

Consulting and professional fees	452,220	211,737
Selling, general and administrative expenses	53,138	41,438
Impairment of intangible asset	102,529	—
	607,887	253,175

Loss from operations	(602,824)	(253,175)

Interest expense	(138,200)	(138,200)
Interest income	10	66
	(138,190)	(138,134)

Net loss	$(741,014)	$(391,309)

Net loss per common share - basic and fully diluted	$(0.03)	$(0.02)

Weighted average number of common shares outstanding	21,294,743	18,933,195

The accompanying notes are an integral part of these consolidated financial statements.

VUBOTICS, INC. AND SUBSIDIARIES

(FKA HALIFAX INTERNATIONAL, INC.)

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ DEFICIT

FOR THE YEARS ENDED DECEMBER 31, 2004 AND 2003

	Common Stock		Common Stock to be	Additional	Accumulated	Total Stockholders’
	Shares	Amount	Issued	Paid-In Capital	Deficit	Deficit

Balance, December 31, 2002	18,803,486	$18,803	$—	$6,368,046	$(8,340,973)	$(1,954,124)

Issuance of common stock for cash	74,000	74	—	14,826	—	14,900

Issuance of common stock for services	95,000	95	—	10,905	—	11,000

Common Stock to be issued			1,777	184,825		186,602

Net loss	—	—	—	—	(391,309)	(391,309)

Balance, December 31, 2003	18,972,486	$18,972	$1,777	$6,578,602	$(8,732,282)	$(2,132,931)

Issuance of common stock for cash	4,258,623	4,259	(1,091)	272,582	—	275,750

Common stock to be issued	—	—	67	9,933	—	10,000

Issuance of common stock for acquisition of intangible asset	1,000,000	1,000	—	99,000	—	100,000

Issuance of common stock for services	1,896,500	1,897	(686)	132,889	—	134,100

Net loss	—	—	—	—	(741,014)	(741,014)

Balance, December 31, 2004	26,127,609	$26,128	$67	$7,093,006	$(9,473,296)	$(2,354,095)

The accompanying notes are an integral part of these consolidated financial statements.

VUBOTICS, INC. AND SUBSIDIARIES

(FKA HALIFAX INTERNATIONAL, INC.)

CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE YEARS ENDED DECEMBER 31, 2004 AND 2003

	2004	2003

Cash Flows From Operating Activities
Net loss	$(741,014)	$(391,309)
Adjustments to reconcile net loss to net cash used in operating activities:
Issuance of common stock for services	134,100	11,000
Impairment of intangible asset	102,529	—
Increase (decrease) in operating liabilities:
Accounts payable	19,998	12,707
Accrued expenses	93,000	—
Accrued interest	138,200	138,200
Net cash used in operating activities	(253,187)	(229,402)

Cash Flows From Financing Activities
Proceeds from issuance of common stock	275,750	14,900
Proceeds from common stock to be issued	10,000	186,602
Loans from related party	(45,626)	50,888
Net cash provided by financing activities	240,124	252,390

Net increase (decrease) in cash	(13,063)	22,988
Cash – beginning of year	29,108	6,120
Cash – end of year	$16,045	$29,108

Supplemental disclosures of cash flow information
Cash paid for interest	$—	$—
Cash paid for income taxes	$—	$—

SUPPLEMENTAL DISCLOSURES OF NON-CASH INVESTING AND FINANCING ACTIVITIES:

Issuance of 1,000,000 common shares for acquisition of intangible asset	$100,000	$—

The accompanying notes are an integral part of these consolidated financial statements.

VUBOTICS, INC. AND SUBSIDIARIES

(FKA HALIFAX INTERNATIONAL, INC.)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2004 AND 2003

NOTE 1 - ORGANIZATION AND DESCRIPTION OF BUSINESS

Business Operations

In 2004, Halifax International, Inc. changed its name to Vubotics, Inc. (the “Company”).

Vubotics, Inc. (a Nevada Corporation) is a holding company with three subsidiaries - QuantumReader, Inc., Christopher Partners, Inc. and X-VU, LLC.

Vubotics, through one of its wholly-owned subsidiaries, QuantumReader, Inc. is developing a new type of software product called Quantum Reader.  Quantum Reader is a hardware independent software system which changes the way in which text is displayed on electronic displays, according to the Company.

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation

The consolidated financial statements include the books of Vubotics, Inc. (formerly Silver Strike Mining Company) and its wholly owned subsidiaries Christopher Partners, Inc., QuantumReader, Inc. and X-VU, LLC. All inter-company transactions and accounts have been eliminated

Revenue Recognition

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

Significant Recent Accounting Pronouncements

In November 2002, the FASB issued Interpretation No. 45 (“FIN 45”), “Guarantor’s Accounting and Disclosure Requirements for Guarantee, Including Indirect Guarantees or Indebtedness of Others”, which addresses the disclosures to be made by a guarantor in its interim and annual financial statements about its obligations under guarantees. FIN 45 also requires the recognition of a liability by a guarantor at the inception of certain guarantees that are entered into or modified after December 31, 2002.

In December 2002, the FASB issued SFAS No. 148, “Accounting for Stock-Based Compensation - Transition and Disclosure - an amendment to SFAS No. 123” (“SFAS No. 148”), which provides alternative methods of transition for companies voluntarily planning on implementing the fair value recognition provisions of SFAS No. 123. SFAS No. 148 also revises the disclosure provisions of SFAS No. 123 to require more promineI1t disclosure of the method of accounting for stock-based compensation, and requiring disclosure of pro forma net income and earnings per share as if the fair value recognition provisions of SFAS No. 123 had been applied from the original effective date of SFAS No. 123. The Company adopted the disclosure provisions of SFAS No. 148 for the quarters ending after December 15, 2002.

In January 2003, the FASB issued FIN No. 46, “Consolidation of Variable Interest Entities”. FIN No. 46 requires the consolidation of entities that cannot finance their activities without the support of other parties and that lack certain characteristics of a controlling interest, such as the ability to make decisions about the entity’s activities via voting rights or similar rights. The entity that consolidates the variable interest entity is the primary beneficiary of the entity’s activities. FIN No. 46 applies immediately to variable interest entities created after January 31, 2003, and must be applied in the first period beginning after June 15,2003 for entities in which an enterprise holds a variable interest entity that it acquired before February 1, 2003. The adoption of this standard did not have any impact on the Company’s financial statements.

In January 2003, the EITF released Issue No. 00-21, (“EITF 00-21”), “Revenue Arrangements with Multiple Deliveries”, which addressed certain aspects of the accounting by a vendor for arrangement under which it will perform multiple revenue-generating activities. Specifically, EITF 00-21 addresses whether an arrangement contains more than one unit of accounting and the measurement and allocation to the separate units of accounting in the arrangement. EITF 00-21 is effective for revenue arrangements entered into in fiscal periods beginning after June 15, 2003. The adoption of this standard did not have an impact on the Company’s financial statements.

In May 2003, the FASB issued SFAS No. 149, “Amendment of Statement 133 on Derivative Instruments and Hedging Activities.” SFAS No. 149 amends and clarifies accounting for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities under SFAS No. 133. SFAS No. 149 is effective for contracts entered into or modified after June 30, 2003 and for hedging relationships designated after June 30, 2003. The adoption of this Standard did not have any impact on the Company’s financial statements.

In May 2003, the FASB issued SFAS No. 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity.” SFAS No. 150 establishes standards for how companies classify and measure certain financial instruments with characteristics of both liabilities and equity. It requires companies to classify a financial instrument that is within its scope as a liability (or an asset in some circumstances). SFAS No. 150 is effective for financial instruments entered into or modified after May 31, 2003. The standard did impact the Company’s financial statements.

In December 2004, the FASB issued SFAS No. 123(R), “Accounting for Stock-Based Compensation”.  SFAS No. 123(R) establishes standards for the accounting for transactions in which an entity exchanges its equity instruments for goods or services.  This Statement focuses primarily on accounting for transactions in which an entity obtains employee services in share-based payment transactions.  SGAS 123(R) requires that the fair value of such equity instruments be recognized as expense in the historical financial statements as services are performed.  Prior to SFAS 123(R), only certain pro-forma disclosures of fair value were required.  SFAS 123(R) shall be effective for the Company as of the beginning of the first interim or annual reporting period that begins after December 15, 2005.  The adoption of this new accounting pronouncement is expected to have a material impact on the financial statements of the Company commencing with the third quarter of the year ending September 30, 2006.  Small business issuers need not comply with the new standard until fiscal periods beginning after December 15, 2005.  The Company already records the expense of employee stock options for annual and quarterly periods on fair value calculation according to SFAS No.123.

In November 2004, the FASB issued SFAS No. 151, “Inventory Costs” (SFAS 151).  This Statement amends the guidance in ARB No. 43, Chapter 4, “Inventory Pricing,” to clarify the accounting for abnormal amounts of idle facility expense, freight, handling costs, and wasted material (spoilage).  SFAS 151 requires that those items be recognized as current-period charges.  In addition, this Statement requires that allocation of fixed production overheads to the costs of conversion be based on the normal capacity of the production facilities.  The provisions of SFAS No. 151 are effective for inventory costs incurred in fiscal years beginning after June 15, 2005.

In December 2003, the issued Staff Accounting Bulletin (“SAB”) No. 104, “Revenue Recognition,” rescinded the accounting guidance contained in SAB No. 101, “Revenue Recognition in Financial Statements,” and incorporated the body of previously issued guidance related to multiple-element revenue arrangements.  The Company’s adoption of SAB No. 104 did not have any impact on its financial statements.

In March 2004, the FASB ratified EITF Issue No. 03-1, “The Meaning of Other-Than-Temporary Impairment and its Application to Certain Investments” (“EITF 03-1”), but delayed the recognition and measurement provisions of EITF 03-1 in September 2004.  For reporting periods beginning after June 14, 2004, only the disclosure requirements for available-for-sale securities and cost method investments are required.  The Company’s adoption of the requirements did not have a significant impact on the Company’s disclosures.

In July 2004, the FASB issued EITF Issue No. 02-14, “Whether an Investor Should Apply the Equity Method of Accounting to Investments Other than Common Stock” (“EITF 02-14”).  EITF 02-14 requires application of the equity method of accounting when an investor is able to exert significant influence over operating and financial policies of an investee through ownership of common stock or in-substance common stock.  EITF 02-14 is effective for reporting periods beginning after September 15, 2004.

The adoption of EITF 02-14 will not have a significant impact on the Company’s financial statements.

NOTE 3 - NOTES PAYABLE

The Company’s notes payable at December 31, 2004 are summarized as follows:

12% notes payable to a related party. The note is unsecured. At the option of the holder, the notes are convertible into common stock at $1 per share	$725,000

13% notes payable to a related party. The note are unsecured.	200,000

12% notes payable to a stockholder. The note are unsecured.	210,000

Total notes payable	$1,135,000

The aggregate principal amounts of the notes payable maturing in subsequent years as of December 31, 2004 are as follows:

Amount currently outstanding:	$1,135,000
Currently Due:	$1,135,000

NOTE 4 – PURCHASE OF QUANTUM READER, INC. AND RELATED IMPAIRMENT

The Company purchased the entire stock of QuantumReader, Inc. (“QR”) in a stock for stock transaction.  The purchase price was valued at $102,529 with $2,529 being allocated for liabilities assumed and 1,000,000 shares of stock issued by the Company for the technology of the acquired company.  As part of the acquisition, the Company is obligated to fund a minimum of $250,000 during the first six months from the closing and another $250,000 during the second six months for continued development, marketing and other corporate uses.   As mentioned in note 8, there exist significant concerns as to the Company’s viability as a going concern.  Therefore in light of such concerns and for other reasons set forth below, the Company has reserved for the entire amount of those intangible assets purchased.  In addition, there are certain compensatory obligations that the Company has entered into with the former president of Quantum Enterprises Inc; see Note 7-Commitments and Contingencies.

The Company currently does not present any indefinite-lived intangible assets in its balance sheet. For the year ended December 31, 2004 and in accordance with SFAS No. 142, the Company performed its annual impairment test of its intangible asset and concluded that an impairment existed at that date. The factors considered led to a substantial doubt of the Company to recover its investment due to a lack of certainty in future cash flows calculated on an undiscounted basis. In addition, based on its fair market value estimate the related write down was required to record the intangible asset on its fair market value. As a result, the Company recorded an impairment charge in the amount of $102,529 for the full carrying value of the intangible asset during the year ended December 31, 2004.

NOTE 5 - INCOME TAXES

The effective tax rate varies from the maximum federal statutory rate as a result of the following items for the twelve months ended December 31, 2004 and 2003:

	December 31, 2004	December 31, 2003

Tax benefit computed at the maximum federal statutory rate	(34.0)%	(34.0)%

State tax rate, net of federal tax benefit	(4.5)	(4.5)

Increase in valuation allowance	38.5	38.5

Effective income tax rate	0.0%	0.0%

Deferred income tax assets and the related valuation allowances result principally from the potential tax benefits of net operating loss carryforwards.

The Company has recorded a valuation allowance to reflect the uncertainty of the ultimate utilization of the deferred tax assets as follows:

	December 31, 2004	December 31, 2003

Deferred tax assets	$3,591,000	$3,360,000

Less valuation allowance	(3,591,000)	(3,360,000)

Net deferred tax assets	$—	$—

For financial statement purposes, no tax benefit has been reported as the Company has had significant losses in recent years and realization of the tax benefits is uncertain. Accordingly, a valuation allowance has been established in the full amount of the deferred tax asset.

At December 31, 2004, the Company had net operating loss carryforwards of approximately $9,328,000 which will be available to offset future taxable income. These net operating loss carryforwards expire at various through 2024. The utilization of the net operating loss carryforwards is dependent upon the Company’s ability to generate sufficient taxable income during the carryforward period.

NOTE 6 - RELATED PARTY TRANSACTIONS

Loan repayments of $45,626 were paid to Philip E. Lundquist, an officer and shareholder, during the year ended December 31, 2004.

NOTE 7 - COMMITMENTS AND CONTINGENCIES

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

On March 14, 2002, Cellcards of Illinois, L.L.C. (“Cellcards”) filed a complaint against Annapolis Valley Ventures, Inc., a wholly owned subsidiary of the Company (“Annapolis”) in the State of Illinois seeking actual damages of approximately $100,000, and other unspecified relief. The litigation arose out of orders placed by Annapolis with Cellcards for prepaid cellular products. In July 2002, judgment was entered against Annapolis.  This amount is included in accrued expenses in the accompanying balance sheet at December 31, 2004.

In November 2001, Cellmart Wireless, Inc. (“Cellmart”) filed a complaint against the Company, Annapolis Valley Ventures, Inc. and Messrs. Lundquist and Brisker in the State of Texas seeking actual damages of approximately $40,000 and unspecified exemplary damages. The litigation arose out of a NonExclusive Distributor Agreement dated July 6, 2001 by and between Cellmart and the Company, and the conduct of the parties thereunder. On August 13, 2002, judgment was entered in favor of the plaintiff against the defendants.  This amount is included in accrued expenses in the accompanying balance sheet at December 31, 2004.

As part of the purchase of the subsidiary QR, the Company entered into an agreement with an entity controlled by QR’s former president obligating the Company to pay him

$135,900 in 2005.  In addition, the president has agreed to enter into certain non-compete covenants.

NOTE 8 – GOING CONCERN

These consolidated financial statements have been prepared in accordance with generally accepted accounting principles applicable to a going concern, which contemplates the realization of assets and the satisfaction of liabilities and commitments in the normal course of business. However, the Company has incurred net losses of $741,014 and $391,309 for the twelve months ended December 31, 2004 and 2003, respectively. The Company also had a working capital deficiency of $2,354,095 and an equity deficiency of $2,354,095 at December 31, 2004 and has significant currently maturing debt and related accrued interest thereto. The Company has raised capital to fund the operating activities primarily through private equity infusions from stockholders, loans through stockholders and other demand loans. The Company intends on financing its future development activities and its working capital needs largely from the sale of public equity securities with some additional funding from other traditional financing sources, including term notes, until such time that funds provided by operations are sufficient to fund working capital requirements.

 These factors, among others, raise substantial doubt about the Company’s ability to continue as a going concern for a reasonable period of time.

The consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts other than what is described in Note 4 below.