Form 10QSB
period 2005-03-31
HALIFAX INTERNATIONAL INC
filed 2005-10-14
CIK 1100981

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-QSB

☒ Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2005

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

VUBOTICS, INC AND SUBSIDIARIES

FORM 10-QSB REPORT INDEX

PART I.  FINANCIAL INFORMATION.

Item 1.  Financial Statements.

VUBOTICS, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEET

MARCH 31, 2005

(Unaudited)

ASSETS

Current Assets
Cash	$13,218
Total current assets	13,218

Other Assets
Intangible assets	102,529
Impairment reserve	(102,529)

Total Assets	$13,218

LIABILITIES AND STOCKHOLDERS’ DEFICIT

Current Liabilities
Notes payable	$1,135,000
Accrued expenses	259,650
Accrued interest	980,098
Due to related party	5,262
Accounts payable	51,330
Total liabilities (all current)	2,431,340

Stockholders’ (Deficit)
Common stock, $0.001 par value, 50,000,000 shares authorized, 30,195,610 shares issued and outstanding	30,196
Additional paid-in capital	7,546,505
Accumulated deficit	(9,994,823)
(2,418,122)

Total Liabilities and Stockholders’ Deficit	$13,218

The accompanying notes are an integral part of these consolidated financial statements.

VUBOTICS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

FOR THE THREE MONTHS ENDED MARCH 31, 2005 AND 2004

(Unaudited)

	2005	2004

Revenue	$1,172	$394

Cost of sales	199	10

Gross profit	973	384

Consulting and professional fees	442,542	67,287
Selling, general and administrative expenses	45,408	3,895
	487,950	71,182

Loss from operations	(486,977)	(70,789)

Interest expense	(34,550)	(34,550)
Interest income	—	10
	(34,550)	(34,540)

Net loss	$(521,527)	$(105,338)

Net loss per common share - basic and fully diluted	$(0.02)	$(0.01)

Weighted average number of common shares outstanding	29,106,891	20,456,012

The accompanying notes are an integral part of these consolidated financial statements.

VUBOTICS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE THREE MONTHS ENDED MARCH 31, 2005 AND 2004

(Unaudited)

	2005	2004

Cash Flows From Operating Activities
Net loss	$(521,527)	$(105,338)
Adjustments:
Issuance of common stock for services	310,000	69,365
Changes in:
Accrued expenses	26,650	—
Accrued interest	34,550	34,550
Net cash used in operating activities	(150,327)	(1,423)

Cash Flows From Investing Activities
Net cash used in investing activities	—	—

Cash Flows From Financing Activities
Proceeds from issuance of common stock	152,250	9,135
Redemption of common stock	(4,750)	—
Loans from related party	—	(34,000)
Net cash (used) provided by financing activities	147,500	(24,865)

Net (decrease) increase in cash	(2,827)	(26,288)
Cash – beginning of period	16,045	29,108
Cash – end of period	13,218	2,820

Supplemental disclosures of cash flow information
Cash paid for interest	$—	$—

The accompanying notes are an integral part of these consolidated financial statements.

SUPPLEMENTAL DISCLOSURES OF NON-CASH INVESTING AND FINANCING ACTIVITIES

During the three months ended March 31, 2005:

The Company issued 940,334 shares of common stock for $152,250 cash.

The Company issued 3,100,000 shares of common stock for services valued at $310,000.

The Company redeemed 39,000 shares of common stock for $4,750 cash.

VUBOTICS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED MARCH 31, 2005 AND 2004

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

In November, 2004, Halifax International, Inc. changed its name to Vubotics, Inc.

Business Operations

The Company is a holding company with one operating subsidiary, Quantum Reader, Inc.

Going Concern

These consolidated financial statements have been prepared in accordance with generally accepted accounting principles applicable to a going concern, which contemplates the realization of assets and the satisfaction of liabilities and commitments in the normal course of business.

However, as of March 31, 2005, the Company has accumulated net operating losses of $9,994,823. The Company also had a working capital deficiency of $2,431,340 and an equity deficiency of $2,431,340 at March 31, 2005 and has significant currently maturing debt. The Company has raised capital to fund the operating activities primarily through private equity infusions from stockholders, loans through stockholders and other demand loans. The Company intends on financing its future development activities and its working capital needs largely from the sale of public equity securities with some additional funding from other traditional financing sources, including term notes, until such time that funds provided by operations are sufficient to fund working capital requirements.

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

The Company’s notes payable at March 31, 2005 are summarized as follows:

12% notes payable to a related party. The note is unsecured.	$725,000

13% notes payable to a related party. The note is unsecured.	200,000

12% notes payable to a Stockholder. The note is unsecured.	210,000

Total notes payable	$1,135,000

The aggregate principal maturing in subsequent years as of March 31, 2005 are as follows:

Amount currently outstanding:	$1,135,000
Currently Due:	$1,135,000

The terms of the above notes payable to a stockholder and a related party are not necessarily indicative of the terms that would have been incurred had comparable agreements been made with independent parties.

NOTE 3 – STOCKHOLDERS’ EQUITY

During the three months ended March 31, 2005:

The Company issued 940,334 shares of common stock for $152,250 cash.

The Company issued 3,100,000 shares of common stock for services valued at $310,000.

The Company redeemed 39,000 shares of common stock for $4,750 cash.

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

RESULTS OF OPERATIONS

General. The following discussion and analysis explains trends in the Company’s financial condition and results of operations for the three months ended March 31, 2005 and 2004. The consolidated financial statements and notes thereto included, as part of the financial statements should be read in conjunction with these discussions.

The Company incurred a net loss for the three months ended March 31, 2005 of $521,527. This compares to a loss of $105,338 for the same period in 2004, an increase of $416,189 or 395.1%.

The increase in net loss is primarily the result of an increase in consulting fees of $375,255 incurred in an effort to reposition the Company for future opportunities

The Company had minimal revenue for the three months ended March 31, 2005 and no revenue for the three months ended March 31, 2004.

LIQUIDITY AND CAPITAL RESOURCES

As of March 31, 2005, the Company had a cash balance of $13,218, and $13,218 in total assets. The Company’s current liabilities increased from $2,431,340 to $2,431,340. Net cash used by operations was $150,327. Net cash provided by financing activities was $147,500 for the three months ended March 31, 2005 resulting from the sale of common stock offset by the redemption of common stock.  Notes payable on demand of $935,000 bear an interest rate of 12% per annum with twelve month maturity and notes payable on demand of $200,000 bear an interest rate of 13% per annum with twelve month maturity.

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

ITEM 2.  Unregistered Sales of Equity Securities and Use of Proceeds.

During the three months ended March 31, 2005:

The Company issued 940,334 shares of common stock for $152,250 cash.

The Company issued 3,100,000 shares of common stock for services valued at $310,000.

The Company redeemed 39,000 shares of common stock for $4,750 cash.

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