Form 10QSB
period 2005-06-30
HALIFAX INTERNATIONAL INC
filed 2005-10-14
CIK 1100981

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-QSB

☒ Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2005

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

VUBOTICS, INC AND SUBSIDIARIES

FORM 10-QSB REPORT INDEX

PART I.  FINANCIAL INFORMATION.

Item 1.  Financial Statements.

VUBOTICS, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEET

JUNE 30, 2005

(Unaudited)

ASSETS

Current Assets
Cash	$20,536
Deposits	1,296
Total current assets	21,832

Total Assets	$21,832

LIABILITIES AND STOCKHOLDERS’ DEFICIT

Current Liabilities
Notes payable	$1,135,000
Accrued expenses	309,648
Accrued interest	1,014,648
Due to related party	3,473
Accounts payable	51,330
Total liabilities (all current)	2,514,099

Stockholders’ (Deficit)
Common stock, $0.001 par value, 50,000,000 shares authorized, 32,325,274 shares issued and outstanding	32,325
Additional paid-in capital	7,824,209
Accumulated deficit	(10,348,801)
(2,492,267)

Total Liabilities and Stockholders’ Deficit	$21,832

The accompanying notes are an integral part of these consolidated financial statements.

VUBOTICS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

FOR THE SIX MONTHS ENDED JUNE 30, 2005 AND 2005

(Unaudited)

	2005	2004

Revenue	$2,672	$1,319

Cost of sales	2,675	313

Gross profit	(3)	1,006

Consulting and professional fees	766,873	67,727
Selling, general and administrative expenses	62,029	6,392
	828,902	74,119

Loss from operations	(828,905)	(73,113)

Interest expense	(69,100)	(69,100)
Other income	22,500
Interest income	—	10
	(46,600)	(69,090)

Net loss	$(875,505)	$(142,203)

Net loss per common share - basic and fully diluted	$(0.03)	$(0.01)

Weighted average number of common shares outstanding	30,069,701	20,602,411

The accompanying notes are an integral part of these consolidated financial statements.

VUBOTICS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

FOR THE THREE MONTHS ENDED JUNE 30, 2005 AND 2004

(Unaudited)

	2005	2004

Revenue	$1,500	$925

Cost of sales	2,476	303

Gross profit	(976)	622

Consulting and professional fees	324,331	440
Selling, general and administrative expenses	16,621	2,497
	340,952	2,937

Loss from operations	(341,928)	(2,315)

Interest expense	(34,550)	(34,550)
Other income	22,500	—

Net loss	$(353,978)	$(36,865)

Net loss per common share - basic and fully diluted	$(0.01)	$—

Weighted average number of common shares outstanding	31,069,701	20,748,813

The accompanying notes are an integral part of these consolidated financial statements.

VUBOTICS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE SIX MONTHS ENDED JUNE 30, 2005 AND 2004

(Unaudited)

	2005	2004

Cash Flows From Operating Activities
Net loss	$(875,505)	$(142,203)
Adjustments:
Issuance of common stock for services	460,333	69,365
Changes in:
Deposits	(1,296)	—
Accounts payable	—	2,023
Accrued expenses	76,648	—
Accrued interest	69,100	69,100
Net cash used in operating activities	(270,720)	(1,715)

Cash Flows From Investing Activities
Net cash used in investing activities	—	—

Cash Flows From Financing Activities
Proceeds from issuance of common stock	284,250	9,135
Redemption of common stock	(7,250)	—
Loans from related party	(1,789)	(36,250)
Net cash provided by financing activities	275,211	(27,115)

Net (decrease) increase in cash	4,491	(28,830)
Cash – beginning of period	16,045	29,108
Cash – end of period	20,536	278

Supplemental disclosures of cash flow information
Cash paid for interest	$—	$—

The accompanying notes are an integral part of these consolidated financial statements.

SUPPLEMENTAL DISCLOSURES OF NON-CASH INVESTING AND FINANCING ACTIVITIES

During the six months ended June 30, 2005:

The Company issued 1,673,666 shares of common stock for $284,250 cash.

The Company issued 4,506,332 shares of common stock for services valued at $460,333.

VUBOTICS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE SIX MONTHS ENDED JUNE 30, 2005 AND 2004

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

However, as of June 30, 2005, the Company has accumulated net operating losses of $10,348,801. The Company also had a working capital deficiency of $2,492,267 an equity deficiency of $2,492,267 at June 30, 2005 and has significant currently maturing debt. The Company has raised capital to fund the operating activities primarily through private equity infusions from stockholders, loans through stockholders and other demand loans. The Company intends on financing its future development activities and its working capital needs largely from the sale of public equity securities with some additional funding from other traditional financing sources, including term notes, until such time that funds provided by operations are sufficient to fund working capital requirements.

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

The Company’s notes payable at June 30, 2005 are summarized as follows:

12% notes payable to a related party. The note is unsecured.	$725,000

13% notes payable to a related party. The note is unsecured.	200,000

12% notes payable to a Stockholder. The note is unsecured.	210,000

Total notes payable	$1,135,000

The aggregate principal maturing in subsequent years as of June 30, 2005 are as follows:

Amount currently outstanding:	$1,135,000
Currently Due:	$1,135,000

The terms of the above notes payable to a stockholder and a related party are not necessarily indicative of the terms that would have been incurred had comparable agreements been made with independent parties.

NOTE 3 – STOCKHOLDERS’ EQUITY

During the six months ended June 30, 2005:

The Company issued 1,673,666 shares of common stock for $284,250 cash.

The Company issued 4,506,332 shares of common stock for services valued at $460,333.

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

RESULTS OF OPERATIONS

Six months ended June 30, 2005 and 2004

General. The following discussion and analysis explains trends in the Company’s financial condition and results of operations for the six months ended June 30, 2005 and 2004. The consolidated financial statements and notes thereto included, as part of the financial statements should be read in conjunction with these discussions.

The Company incurred a net loss for the six months ended June 30, 2005 of $875,505. This compares to a loss of $142,203 for the same period in 2004, an increase of $733,302 or 515.7%. The increase is primarily due to an increase fees paid to consultants.

The Company had minimal revenue for the six months ended June 30, 2005 and 2004.

Three months ended June 30, 2005 and 2004

General. The following discussion and analysis explains trends in the Company’s financial condition and results of operations for the three months ended June 30, 2005 and 2004. The consolidated financial statements and notes thereto included, as part of the financial statements should be read in conjunction with these discussions.

The Company incurred a net loss for the three months ended June 30, 2005 of $353,978. This compares to a loss of $36,865 for the same period in 2004, an increase of $317,113.

The Company had minimal revenue for the three months ended June 30, 2005 and 2004.

LIQUIDITY AND CAPITAL RESOURCES

As of June 30, 2005, the Company had a cash balance of $20,536, and $21,832 in total assets. The Company’s current liabilities increased from $2,370,140 to $2,514,099. Net cash used by operations was $270,720 related to the costs and expense of generating business, which primarily consisted of fees to consultants. Net cash provided by financing activities was $275,211 for the six months ended June 30, 2005 resulting from the sale of common stock offset by the repayment of loans from a related party.  Notes payable on demand of $935,000 bear an interest rate of 12% per annum with twelve month maturity and notes payable on demand of $200,000 bear an interest rate of 13% per annum with twelve month maturity.

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

ITEM 2.  Unregistered Sales of Equity Securities and Use of Proceeds.

During the six months ended June 30, 2005:

The Company issued 1,673,666 shares of common stock for $284,250 cash.

The Company issued 4,506,332 shares of common stock for services valued at $460,333.

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