Form 10QSB
period 2005-09-30
VUBOTICS INC
filed 2005-11-14
CIK 1100981

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-QSB

☒ Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2005

☐ Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from               to

Commission File Number 0-30161

VUBOTICS, INC.

(Exact name of registrant as specified in its charter)

NEVADA	58-2212465
(State of Incorporation)	(I.R.S. Employer Identification No.)

5555 Glenridge Connector
Suite 200
Atlanta, GA  30342

(404) 459-5850
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

APPLICABLE ONLY TO CORPORATE ISSUERS

Indicate the number of shares outstanding of each of the issuer’s classes of common stock at the latest practicable date: as of November 8, 2005, the registrant had 33,765,274 shares of common stock, $0.001 par value, issued and outstanding.

Transitional Small Business Disclosure Format (check one).  Yes ☐  No ☒

VUBOTICS, INC AND SUBSIDIARIES
FORM 10-QSB REPORT INDEX

PART I.  FINANCIAL INFORMATION.

Item 1.  Financial Statements.

VUBOTICS, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEET
SEPTEMBER 30, 2005
(Unaudited)

ASSETS

Current Assets
Cash	$16,633
Deposits	1,296
Total current assets	17,929

Total Assets	$17,929

LIABILITIES AND STOCKHOLDERS’ DEFICIT

Current Liabilities
Notes payable	$1,135,000
Accrued expenses	344,648
Accrued interest	1,049,198
Due to related party	88,334
Accounts payable	51,330
Total liabilities (all current)	2,668,510

Stockholders’ (Deficit)
Common stock, $0.001 par value, 50,000,000 shares authorized, 33,517,274 shares issued and outstanding	33,517
Additional paid-in capital	8,129,830
Accumulated deficit	(10,813,928)
(2,650,581)

Total Liabilities and Stockholders’ Deficit	$17,929

The accompanying notes are an integral part of these consolidated financial statements.

VUBOTICS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2005 AND 2004
(Unaudited)

	2005	2004

Revenue	$2,672	$2,863

Cost of sales	2,675	432

Gross profit	(3)	2,431

Consulting and professional fees	1,153,106	126,227
Selling, general and administrative expenses	108,873	13,572
	1,261,979	139,799

Loss from operations	(1,261,982)	(137,368)

Interest expense	(103,650)	(103,650)
Other income	25,000	—
Interest income	—	10
	(78,650)	(103,640)

Net loss	$(1,340,632)	$(241,008)

Net loss per common share - basic and fully diluted	$(0.04)	$(0.01)

Weighted average number of common shares outstanding	31,131,875	20,651,210

The accompanying notes are an integral part of these consolidated financial statements.

VUBOTICS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2005 AND 2004
(Unaudited)

	2005	2004

Revenue	$—	$1,544

Cost of sales	—	119

Gross profit	—	1,425

Consulting and professional fees	386,233	58,500
Selling, general and administrative expenses	46,844	7,180
	433,077	65,680

Loss from operations	(433,077)	(64,255)

Interest expense	(34,550)	(34,550)
Other income	2,500	—
	(32,050)	(34,550)

Net loss	$(465,127)	$(98,805)

Net loss per common share - basic and fully diluted	$(0.01)	$—

Weighted average number of common shares outstanding	32,956,653	20,748,813

The accompanying notes are an integral part of these consolidated financial statements.

VUBOTICS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2005 AND 2004
(Unaudited)

	2005	2004

Cash Flows From Operating Activities
Net loss	$(1,340,632)	$(241,008)
Adjustments:
Issuance of common stock for services	638,896	71,865
Changes in:
Deposits	(1,296)	—
Accounts payable	—	—
Accrued expenses	111,648	—
Accrued interest	103,650	103,650
Net cash used in operating activities	(487,734)	(65,493)

Cash Flows From Investing Activities
Net cash used in investing activities	—	—

Cash Flows From Financing Activities
Proceeds from issuance of common stock	412,500	96,635
Redemption of common stock	(7,250)	—
Loans from related party	83,072	(48,180)
Net cash provided by financing activities	488,322	48,455

Net (decrease) increase in cash	588	(17,038)
Cash – beginning of period	16,045	29,108
Cash – end of period	16,633	12,070

Supplemental disclosures of cash flow information
Cash paid for interest	$—	$—

The accompanying notes are an integral part of these consolidated financial statements.

SUPPLEMENTAL DISCLOSURES OF NON-CASH INVESTING AND FINANCING ACTIVITIES

During the Nine months ended September 30, 2005:

The Company issued 2,186,666 shares of common stock for $412,500 cash.

The Company issued 5,185,332 shares of common stock for services valued at $638,896.

VUBOTICS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2005 AND 2004
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

However, as of September 30, 2005, the Company has accumulated net operating losses of $10,813,928. The Company also had a working capital deficiency of $2,650,581 an equity deficiency of $2,650,581 at September 30, 2005 and has significant currently maturing debt. The Company has raised capital to fund the operating activities primarily through private equity infusions from stockholders, loans through stockholders and other demand loans. The Company intends on financing its future development activities and its working capital needs largely from the sale of public equity securities with some additional funding from other traditional financing sources, including term notes, until such time that funds provided by operations are sufficient to fund working capital requirements.

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

The Company’s notes payable at September 30, 2005 are summarized as follows:

12% notes payable to a related party. The note is unsecured.	$725,000

13% notes payable to a related party. The note is unsecured.	200,000

12% notes payable to a Stockholder. The note is unsecured.	210,000

Total notes payable	$1,135,000

The aggregate principal maturing in subsequent years as of September 30, 2005 are as follows:

Amount currently outstanding:	$1,135,000
Currently Due:	$1,135,000

The terms of the above notes payable to a stockholder and a related party are not necessarily indicative of the terms that would have been incurred had comparable agreements been made with independent parties.

NOTE 3 – STOCKHOLDERS’ EQUITY

During the Nine months ended September 30, 2005:

The Company issued 2,186,666 shares of common stock for $412,500 cash.

The Company issued 5,185,332 shares of common stock for services valued at $638,896.

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

RESULTS OF OPERATIONS

Nine months ended September 30, 2005 and 2004

General. The following discussion and analysis explains trends in the Company’s financial condition and results of operations for the nine months ended September 30, 2005 and 2004. The consolidated financial statements and notes thereto included, as part of the financial statements should be read in conjunction with these discussions.

The Company incurred a net loss for the nine months ended September 30, 2005 of $1,340,632. This compares to a loss of $241,008 for the same period in 2004, an increase of $1,099,624 or 456.3%. The increase is primarily due to an increase fees paid to consultants.

The Company had minimal revenue for the nine months ended September 30, 2005 and 2004.

Three months ended September 30, 2005 and 2004

General. The following discussion and analysis explains trends in the Company’s financial condition and results of operations for the three months ended September 30, 2005 and 2004. The consolidated financial statements and notes thereto included, as part of the financial statements should be read in conjunction with these discussions.

The Company incurred a net loss for the three months ended September 30, 2005 of $465,127. This compares to a loss of $98,805 for the same period in 2004, an increase of $366,322.

The Company had minimal revenue for the three months ended September 30, 2005 and 2004.

LIQUIDITY AND CAPITAL RESOURCES

As of September 30, 2005, the Company had a cash balance of $16,633, and $17,929 in total assets. The Company’s current liabilities increased from $2,370,140 to $2,668,510. Net cash used by operations was $487,734 related to the costs and expense of generating business, which primarily consisted of fees to consultants. Net cash provided by financing activities was $488,322 for the nine months ended September 30, 2005 resulting from the sale of common stock and loans from a related party offset by the redemption of common stock.  Notes payable on demand of $935,000 bear an interest rate of 12% per annum with twelve month maturity and notes payable on demand of $200,000 bear an interest rate of 13% per annum with twelve month maturity.

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

ITEM 2.  Unregistered Sales of Equity Securities and Use of Proceeds.

During the Nine months ended September 30, 2005:

The Company issued 2,186,666 shares of common stock for $412,500 cash.

The Company issued 5,185,332 shares of common stock for services valued at $638,896.

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

VUBOTICS, INC.

Dated: November 14, 2005	/s/ Philip E. Lundquist
By: Philip E. Lundquist, Chief Executive Officer

In accordance with the requirements of the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated undersigned, hereunto duly authorized.

Dated: November 14, 2005	/s/ Philip E. Lundquist
By: Philip E. Lundquist, Chief Financial Officer