Form 10KSB
period 2005-12-31
VUBOTICS INC
filed 2006-03-31
CIK 1100981

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

FORM 10-KSB

(Mark One)

☒ ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2005

OR

☐ TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

Commission File Number 000-28883

VUBOTICS, INC.

(Name of small business issuer in its charter)

Nevada	58-2212465
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

5555 Glenridge Connector, Atlanta, GA  30342

(Address of Principal Executive Offices) (Zip Code)

(404) 459-5850

(Registrant’s telephone number, including area code)

Securities registered under Section 12(b) of the Exchange Act: None

Securities registered under Section 12(g) of the Exchange Act:

Common Stock, $0.001 par value

(Title of class)

Check whether the issuer is not required to file reports pursuant to Section 13 or 15(d) of the Exchange Act. ☐

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

Registrant’s revenues for the twelve month period ended December 31, 2005: $2,672.

The aggregate market value of the voting and non-voting common equity stock held by non-affiliates of the Company computed by reference to the price at which the stock was sold, or the average bid and asked prices of such common equity, as of March 29, 2006 was $5,598,623 based on 27,993,116 shares at $0.20 per share.

As of March 9, 2006, the Registrant had outstanding 37,305,608 shares of Common Stock, $0.001 par value.

Documents incorporated by reference:  None.

Transitional Small Business Disclosure Format. Yes  ☐    No  ☒

EXPLANATORY NOTE.

In November, 2004, Halifax International, Inc. changed its name to Vubotics, Inc.

VUBOTICS, INC.

PART I

ITEM 1. DESCRIPTION OF BUSINESS.

Forward Looking Statements

This annual report on Form 10-KSB contains forward looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, that are not historical, but are forward-looking in nature, including statements regarding the expectations, beliefs, intentions or strategies regarding the future. In particular, the discussion contained in this report under the heading “Management’s Discussion and Analysis or Plan of Operation” included forward-looking statements that reflect our current views with respect to future events and financial performance. We use words such as we “expect,” “anticipate,” “believe,” and “intend” and similar expressions to identify forward-looking statements. A number of important factors could individually or in the aggregate, cause actual results to differ materially from those expressed or implied in any forward-looking statements. Such factors include, but are not limited to, our ability to develop successfully our products, to successfully commercialize them, our ability to obtain additional financing,  our ability to develop and maintain vendor relationships, and our ability to protect our proprietary technology. Other risks that may impact forward-looking statement contained in this annual report on 10-KSB are described under the heading “Risk Factors”.

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

These subsidiaries have no assets or operations. In January 2006, the Company sold Christopher and Annapolis to a related party for nominal consideration in order to simplify the Company’s corporate structure.

In November, 2004, the Company acquired QuantumReader, Inc. (“QR”). The Company acquired all of the issued and outstanding stock of QR in a stock for stock transaction. The transaction was valued at $102,574 with $2,574 being allocated for liabilities assumed and 1,000,000 shares of the Company’s common stock issued for the technology of QR. The Company intends to fund a minimum of $500,000 during the twelve month period following the acquisition of QR for continued development, marketing of the QR technology and other corporate uses. In addition, there are certain compensatory obligations that the Company has entered into with the former president of QR (see Note 7 of the Company’s financial statements “Commitments and Contingencies”). As part of the acquisition, all intellectual property rights held by the developers of the QR technology were assigned to QR. The Quantum-Reader and its related technologies were initially created by Craig Larson. The product QuantumReader is referred to as “QuantumReader” and by its trade name “VuIT tm”.

The Company intends to concentrate its efforts on the development, marketing and distribution of its QuantumReader products, primarily through its QR subsidiary.

Business Operations

The Company is a holding company with one operating subsidiary, QR, and one non-operating subsidiary, Truscom.

Products and Technology

Vubotics, through QR, is developing a new type of software product called QuantumReader (“QuantumReader”). The Company has developed a software application called VuITtm based on the QuantumReader technology. QuantumReader is a hardware independent software system which changes the way in which text is displayed on electronic displays. Rather than treat the display like a static piece of paper, Quantum Reader dynamically delivers text to the viewing surface. The Company believes this automated presentation has the potential to decrease eye strain, increase reading rate, and improve comprehension. This is done by analyzing the content and tagging each individual word for comprehension and recognition characteristics. The words are then displayed one at a time, as large as desired, and at a rate of speed optimized for the reader. The system also improves comprehension by integrating graphics and sound into the text in locations where they are most effective. The Company has completed the beta test stage in the development of the VuIT™ applications and is currently selling the product. There can be no assurances that the projected potential applications of the QuantumReader will function in a way that will meet the Company’s product objectives or be accepted by the marketplace. See “Risk Factors.”

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

Risk Factors

An investment in our common stock is very risky. In addition to the other information in this annual report on Form 10-KSB, you should consider carefully the following risk factors in evaluating us and our business. If any of the events described in the following risk factors were to occur, our business, financial condition or result of our operations would suffer and, in that event, the trading price of the common stock could decline. Therefore, we urge you to carefully review this entire 10-KSB and consider the following risk factors:

Material Risks Related To The Company’s Business

The Company has incurred significant operating losses since inception and the Company cannot assure you that the Company will ever achieve profitability.

Since the Company’s inception, the Company has incurred losses every quarter. The extent of the Company’s future operating losses and the timing of profitability are highly uncertain, and the Company may never achieve or sustain profitability. The Company has incurred significant net losses since inception, including net losses of approximately $2,038,096 in 2005, $741,014 in 2004, $391,309 in 2003 and $1,518,486 in 2002. At December 31, 2005, the Company had an accumulated deficit of $11,511,392. The Company anticipates that the Company will continue to incur operating losses for the foreseeable future and it is possible that the Company will never generate substantial revenues from product sales.

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

The Company believes that the Company’s current cash and cash equivalents are not sufficient to meet projected operating requirements through December 2006. Therefore, the Company may seek additional funds from public and private stock or debt offerings, borrowings or other sources prior to such time. The Company’s capital requirements will depend on many factors, including:

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

As of March 6, 2006, the Company’s common stock was listed on the OTC Bulletin Board as a result of the Company’s filing of Form 211 with the NASD. However, a regular trading market for the securities may not be sustained in the future. The OTC Bulletin Board is an inter-dealer, over-the-counter market that provides significantly less liquidity than the NASD’s automated quotation system (the “NASDAQ Stock Market”). Quotes for stocks included on the OTC Bulletin Board are not listed in the financial sections of newspapers as are those for the NASDAQ Stock Market. Therefore, prices for securities traded solely on the OTC Bulletin Board may be difficult to obtain and holders of common stock may be unable to resell their securities at or near their original offering price or at any price. If listed on any exchange, the market price for the Company’s common stock will be influenced by a number of factors, including:

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

As of December 31, 2005 the Company’s stock was not actively traded on any market. Subsequent to December 31, 2005, the Company’s stock became eligible to trade on the OTC Bulletin Board. Currently, there is a very low volume of trading activity in the Company’s stock. In the absence of an active trading market:

•      Investors may have difficulty buying and selling or obtaining market quotations;

•      Market visibility for the Company’s common stock may be limited; and

•      A lack of visibility for the Company’s common stock may have a depressive effect on the market for the Company’s common stock.

The Company’s common stock may be considered a “penny stock” and may be difficult to sell.

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

ITEM 2. DESCRIPTION OF PROPERTY.

The Company requires minimal space. The Company leases office space at a monthly rate of $1,850.

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

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

The Company has not submitted a matter to a vote of its shareholders during the fourth quarter of 2005.

PART II

ITEM 5. MARKET FOR COMMON EQUITY, RELATED STOCKHOLDER MATTERS, AND SMALL BUSINESS ISSUER PURCHASES OF EQUITY SECURITIES.

On March 6, 2006, the Company’s common stock was listed on the OTC Bulletin Board as a result of filing Form 211 with the NASD.

The Company has approximately 526 holders of record as of March 9, 2006.

The Company has not declared dividends on its common stock and does not anticipate paying dividends on its common stock in the foreseeable future.

The following shares were sold without registration by the Company during the fiscal year ending December 31, 2005:

The Company sold 2,533,333 shares of its common stock for prices ranging from ten cents per share to twenty-five cents per share in reliance on the exemption from registration provided by Section 4(2) of the Securities Act of 1933, as amended, and applicable state laws.

ITEM 6. MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.

Business Overview

The Company is a holding company with one operating subsidiary, QR.

Vubotics, through QR, is developing a new type of software product called QuantumReader (“QuantumReader”). The Company has developed a software application called VuITtm based on the QuantumReader technology. QuantumReader is a hardware independent software system which changes the way in which text is displayed on electronic displays. Rather than treat the display like a static piece of paper, Quantum Reader dynamically delivers text to the viewing surface. The Company believes this automated presentation has the potential to decrease eye strain, increase reading rate, and improve comprehension. This is done by analyzing the content and tagging each individual word for comprehension and recognition characteristics. The words are then displayed one at a time, as large as desired, and at a rate of speed optimized for the reader. The system also improves comprehension by integrating graphics and sound into the text in locations where they are most effective. The Company has completed the beta test stage in the development of the VuIT™ applications and is currently selling the product. There can be no assurances that the projected potential applications of the QuantumReader will function in a way that will meet the Company’s product objectives or be accepted by the marketplace. See “Risk Factors.”

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

Results of Operations

General. The following discussion and analysis explains trends in the Company’s financial condition and results of operations for the years ended December 31, 2005 and 2004. The consolidated financial statements and notes thereto included as part of the financial statements should be read in conjunction with these discussions.

The Company incurred a net loss for the twelve months ended December 31, 2005 of $2,038,096. This compares to a loss of $741,014 for the same period in 2004, an increase of $1,297,082, or 175%

The Company recorded revenues of $2,672 for the year ended December 31, 2005 compared to $5,635 for the year ended December 31, 2004. These revenues were derived from the sale of virtual reality headsets.

The increase in net loss is primarily the result of an increase in consulting fees of $1,050,302 incurred in an effort to reposition the Company for future opportunities offset by the write-down of intangible assets of $102,529 in 2004.

Liquidity and Sources of Capital

As of December 31, 2005, the Company had a cash balance of $183, and $1480 in total assets. The Company’s current liabilities increased from $2,370,140 to $2,958,525. Net cash used in operating activities was $855,858 related to the costs and expense of generating business, which primarily consisted of fees to consultants. Net cash provided by financing activities was $839,996 for the year ended December 31, 2005 resulting from the sale of common stock and loans from a related party. Notes payable on demand of $935,000 bear an interest rate of 12% per annum with twelve month maturity and notes payable on demand of $200,000 bear an interest rate of 13% per annum with twelve month maturity.

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

ITEM 7. FINANCIAL STATEMENTS.

The financial statements required by Item 310(a) of Regulation S-B are attached hereto as Exhibit A.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None.

ITEM 8A. CONTROLS AND PROCEDURES.

Based on their most recent evaluation, which was completed in consultation with management in connection with of the filing of this Form 10-KSB, the Company’s Chief Executive Officer and Chief Financial Officer believe the design and operation of the Company’s disclosure controls and procedures (as defined in Rules 13a-14 and 15d-14 promulgated under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) were effective as of December 31, 2005 and as of the date of such evaluation in timely alerting the Company’s management to material information required to be included in this Form 10-KSB and other Exchange Act filings. There were no changes (including corrective actions with regard to significant deficiencies or material weaknesses) in the Company’s internal control that could materially affect or are reasonably likely to materially affect the Company’s internal control over financial reporting.

ITEM 8B. OTHER INFORMATION.

None.

PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTIONS 16(A) OF THE EXCHANGE ACT.

The following table sets forth certain information concerning directors, executive officers and key employees of the Company:

Name	Age	Position

Philip E. Lundquist	70	Chairman, Secretary, Chief Financial Officer and Director
Richard L. Teters, Jr.	57	President and Chief Executive Officer
Ronan A. Harris	34	Director
Craig J. Larson	55	Director
Roy Dantzman	59	Director

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

RICHARD L. TETERS, JR. – Founder of Knowledge Ventures, a company which commercializes science and technology through alternative financing and intellectual collaboration,  Mr. Teters is also the Co-Founder of Business Clubs International, a full service commercialization enterprise. He was the Sr. VP, COO, of Water Visions International, Inc., a company specializing in microbiological fluid purification. Mr. Teters was an Adjunct Professor, Commercialization and Collaboration, The Corporate Governance Center, Michael J. Coles College of Business, Kennesaw State University where Mr. Teters headed the development and implementation of four complete, customer-focused finance and accounting systems. Each system delivered real time, accurate results. These systems remain industry standards today. He also lead the development of a managerial accounting system designed to streamline the budgeting and execution process, thus increasing the decision power of managers, while eliminating all intermediate accounting and budgeting layers. He implemented a data/telecom infrastructure that provided secured support to over 20,000 international users. Mr. Teters supervised the operation of a 700 person headquarters with 16 direct reports with information system operating budgets exceeding $57 million annually. He also established the center for Industrial Collaboration and the Small Business Innovation Research Resource Program at Kennesaw State University where he introduced the first program of its kind in Georgia to partner university researchers with small high technology based businesses. After thirty years in the Army he retired in 1998 with the rank of Colonel in the Finance Corps. His last position held was Chief of Staff, U.S. Army Recruiting Command, a 13,000 person sales and marketing organization, and a Major Army Command, reporting directly to the Pentagon.

RONAN A. HARRIS - In January 1999, Mr. Harris founded Aubyn Management Ltd. which specializes in developing new markets and business opportunities in Japan. From 1996 to January 1999 he was employed as a consultant for JJ International, a financial consulting firm. From December, 1993 to February, 1996 he was employed as an engineer at Mitsubishi Corporation. He graduated with honors from The University of Dublin with a degree in Electrical Engineering. Presently, Mr. Harris lives in Dublin, Ireland and is an executive with Google, Inc.

ROY DANTZMAN – Mr. Dantzman is an entrepreneur with broad business experience. For over thirty years, Mr. Dantzman has been involved in various business ventures. Mr. Dantzman owns and operates a successful design firm.

CRAIG J. LARSON – Mr. Larson has been active in the research, development, and management of large industrial engineering projects for over 30 years. He participated under a DOE “Q” security clearance at Sandia National Laboratories on both the Particle Beam Fusion Accelerator and Simulation Technology Laboratory complexes. As Production Planner at Northrop, he authored software used on the Inertial Guidance System Project of the Peace-Keeper Missile. He co-founded Power Enhancement Systems which made patent applications on isolation transformers, fuel cells, surge reduction switches and power retention devices. Prior to merging QuantumReader with Vubotics in October 2004, Mr. Larson was the Principal of Ekistics Research, LLC, which contracts industrial design and engineering services to the Aerospace, Broadcast, Defense, Electronics, Pharmaceutical, PetroChem Pulp Paper,

and Power Generation industries. Prior to engineering, Mr. Larson worked as a prototype machinist at MGM and 20th Century Fox creating props and special effects.

At this time, the board has no committees, including an audit, nominating or compensation committee.

There are no family relationships among any of the officers or directors of the Company.

Compliance with Section 16

Section 16(a) of the Securities Exchange Act of 1934 requires the Company directors, executive officers and persons who own more than ten percent of a registered class of the Company’s equity securities, to file with the Securities and Exchange Commission (“SEC”) initial reports of ownership and reports of changes in ownership of common stock and the Company’s other equity securities. Officers, directors and greater than ten-percent beneficial owners are required by SEC regulations to furnish the Company with copies of all Section 16(a) reports they file. During the year ended December 31, 2005, Form 3s and Form 5s for Messrs. Lundquist, Harris, Teters, Larson and Dantzman were not filed as required. The Company has been informed by each of these individuals that these delinquent forms are in the process of being filed.

Code of Ethics

The Company has adopted a code of ethics which is included in the exhibits.

ITEM 10. EXECUTIVE COMPENSATION

The following table sets forth the compensation earned by the Company’s executive officers during the last three fiscal years. None of the Company’s officers received compensation in excess of $100,000 during any of the last three fiscal years.

Summary Compensation Table

				Long Term Compensation
Name and Principal Position	Annual Compensation		Other Annual Compensation	Securities Underlying Options/SARs (#)
	Year	Salary ($)

Richard L. Teters, Jr.	2005	$30,650	$-0-	- 0 -
President and CEO	2004	$-0-	$-0-	- 0 -

Craig J. Larson	2005	$107,850	$-0-	- 0 -
Chief Scientist and Director	2004	$-0-	$-0-	- 0 -

Philip E. Lundquist	2005	- 0 -	$-0-	- 0 -
Chairman, Secretary, Director, Chief Financial Officer	2004	- 0 -	$-0-	- 0 -

Compensation of Directors

The Company has no standard arrangement for compensation of its directors for any services provided as director, including services for committee participation or for special assignments.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth the beneficial ownership of the Company’s outstanding common stock of: (i) each of its executive officers, (ii) each of its directors and (iii) all executive officers and directors as a group. There is not any other person or group known by the Company to own beneficially more than 5% of the Company’s outstanding common stock. Beneficial ownership is determined in accordance with the rules of the SEC and includes voting or investment power with respect to securities. Except as indicated by footnote, the persons named in the table below have sole voting power and investment power with respect to all shares of common stock shown as beneficially owned by them. The percentage of beneficial ownership is based on 37,305,608 shares of common stock outstanding as of March 9, 2006.

Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership	Percent of Class

Roy Dantzman	1,205,750	3.2%
238 Main Street
Montrose, Colorado, 81401

Philip E. Lundquist	6,652,419	17.8%
1108 Oglethorpe Drive
Atlanta, GA 30319

98 The Drive, Castleton
Ronan A. Harris	489,323	1.3%
Celbridge Co., Kildare, Ireland

Craig J. Larson	775,000	2.1%
1177 Turner Road
Jasper, GA 30143

Richard L. Teters, Jr.	190,000	0.5%
9445 Clublands Drive
Alpharetta, GA 30022

All Officers and Directors as a Group	9,312,492	24.9%

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

The following information summarizes certain transactions  either engaged in the last two years or proposed to engage in by the Company’s executive officers, directors, more than 5% stockholders, or immediate family members of such persons.

During fiscal year 2005, the Company paid Philip E. Lundquist $38,110 for expense reimbursement for business development.

ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K.

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

10.4

Plan and Agreement of Reorganization By and Between QuantumReader, Inc. and Vubotics, Inc. dated November 17, 2004 (incorporated by reference to Exhibit 10.4 to Form 10-KSB for the fiscal year ended December 31, 2004 filed on October 14, 2005)

14.0	Code of Ethics.

23	Consent of Independent Certified Public Accountant

31	Rule 13a – 14(a)/15d-14(a) Certification of Chief Executive Officer.

31.1	Rule 13a – 14(a)/15d-14(a) Certification of Chief Financial Officer.

32	Statement of Chief Executive Officer and Chief Financial Officer pursuant to Section 1350 of Title 18 of the United States Code

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES.

Audit fees

Audited-Related Fees

Fees billed for professional services rendered for the audit of the Company’s annual financial statements for the fiscal year ended December 31, 2005 and the reviews of the financial statements included in Forms 10-QSB for fiscal 2005 are $12,250.

Tax Fees

None.

All Other Fees

None.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, hereunto duly authorized.

VUBOTICS, INC.

Dated: March 31, 2006	/s/ Philip E. Lundquist

Philip E. Lundquist, Director
and Chief Financial Officer

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Dated: March 31, 2006	/s/ Richard L. Teters, Jr.

Richard L. Teters, Jr., President
and Chief Executive Officer

Dated: March 31, 2006	/s/ Philip E. Lundquist

Philip E. Lundquist, Director
and Chief Financial Officer

Dated: March, 31, 2006	/s/ Ronan A. Harris

Ronan A. Harris, Director

Dated: March, 31, 2006	/s/ Roy Dantzman

Roy Dantzman, Director

Dated: March, 31, 2006	/s/ Craig J. Larson

Craig J. Larson, Director

VUBOTICS, INC. AND SUBSIDIARIES

(FKA Halifax International, Inc.)

CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2005

INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM’S REPORT

To the Board of Directors and Shareholders Vubotics, Inc (FKA Halifax International, Inc.)

Atlanta, Georgia

We have audited the accompanying consolidated balance sheet of Vubotics, Inc. (a Nevada corporation) and subsidiaries as of December 31, 2005, and the related consolidated statements of operations, stockholders’ deficit and cash flows for the year ended December 31, 2005. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit. The financial statements of Vubotics Inc. as of December 31, 2004, were audited by other auditors whose report dated July 19, 2005 was qualified as to the Company  being able to continue as a going concern.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Vubotics, Inc. and subsidiaries as of December 31, 2005, and the results of its operations and cash flows for the year ended December 31, 2005, in conformity with U.S. generally accepted accounting principles.

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

E. Philip Bailey CPA PC

Atlanta, Georgia

March 29, 2006

VUBOTICS, INC. AND SUBSIDIARIES

(FKA HALIFAX INTERNATIONAL, INC.)

CONSOLIDATED BALANCE SHEET

DECEMBER 31, 2005

ASSETS

Current Assets
Cash	$183
Deposits	1,297
Total current assets	1,480

Other Assets
Intangible asset	102,529
Impairment reserve	(102,529)
Total other assets	—

Total Assets	$1,480

LIABILITIES AND STOCKHOLDERS’ DEFICIT

Current Liabilities
Notes payable	$1,135,000
Accrued expenses	328,229
Accrued interest	1,092,181
Due to related party	349,008
Accounts payable	54,107
Total current liabilities	2,958,525

Commitments and Contingencies – Note 7

Stockholders’ (Deficit)
Common stock, $0.001 par value, 50,000,000 shares authorized, 34,997,274 shares issued and outstanding	34,997
Additional paid-in capital	8,519,152
Common stock to be issued	198
Accumulated deficit	(11,511,392)
(2,957,045)

Total Liabilities and Stockholders’ Deficit	$1,480

The accompanying notes are an integral part of these consolidated financial statements.

VUBOTICS, INC. AND SUBSIDIARIES

(FKA HALIFAX INTERNATIONAL, INC.)

CONSOLIDATED STATEMENTS OF OPERATIONS

FOR THE YEARS ENDED DECEMBER 31, 2005 AND 2004

	2005	2004

Revenue	$2,672	$5,635

Cost of sales	2,675	572

Gross profit	(3)	5,063

Consulting and professional fees	1,502,522	452,220
Selling, general and administrative expenses	413,938	53,138
Impairment of intangible asset	—	102,529
	1,916,460	607,887

Loss from operations	(1,916,463)	(602,824)

Interest expense	(146,633)	(138,200)
Other income	25,000
Interest income	—	10
	(121,633)	(138,190)

Net loss	$(2,038,096)	$(741,014)

Net loss per common share - basic and fully diluted	$(0.06)	$(0.03)

Weighted average number of common shares outstanding	31,829,906	21,294,743

The accompanying notes are an integral part of these consolidated financial statements.

VUBOTICS, INC. AND SUBSIDIARIES

(FKA HALIFAX INTERNATIONAL, INC.)

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ DEFICIT

FOR THE YEARS ENDED DECEMBER 31, 2005 AND 2004

	Common Stock		Common Stock to be Issued	Additional Paid-In Capital	Accumulated Deficit	Total Stockholders’ Deficit
	Shares	Amount

Balance, December 31, 2003	18,972,486	$18,972	$1,777	$6,578,602	$(8,732,282)	$(2,132,931)

Issuance of common stock for cash	4,258,623	4,259	(1,091)	272,582	—	275,750

Issuance of common stock for services	1,896,500	1,897	(686)	132,889	—	134,100

Issuance of common stock for acquisition of intangible asset	1,000,000	1,000	—	99,000	—	100,000

Common stock to be issued	—	—	67	9,933	—	10,000

Net loss	—	—	—	—	(741,014)	(741,014)

Balance, December 31, 2004	26,127,609	$26,128	$67	$7,093,006	$(9,473,296)	$(2,354,095)

Issuance of common stock for cash	2,533,333	2,533	(67)	480,034	—	482,500

Common stock to be issued	198,000	—	198	20,802	—	21,000

Issuance of common stock for services	6,385,332	6,385	—	932,511	—	938,896

Common stock redeemed	(49,000)	(49)	—	(7,201)	—	(7,250)

Net loss	—	—	—	—	(2,038,096)	(2,038,096)

Balance, December 31, 2005	35,195,274	$34,997	$198	$8,519,152	$(11,511,392)	$(2,957,045)

The accompanying notes are an integral part of these consolidated financial statements.

VUBOTICS, INC. AND SUBSIDIARIES

(FKA HALIFAX INTERNATIONAL, INC.)

CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE YEARS ENDED DECEMBER 31, 2005 AND 2004

	2005	2004

Cash Flows From Operating Activities
Net loss	$(2,038,096)	$(741,014)
Adjustments to reconcile net loss to net cash used in operating activities:
Issuance of common stock for services	938,896	134,100
Impairment of intangible asset	—	102,529
Deposits	(1,297)	—
Increase (decrease) in operating liabilities:
Accounts payable	2,777	19,998
Accrued expenses	95,229	93,000
Accrued interest	146,633	138,200
Net cash used in operating activities	(855.858)	(253,187)

Cash Flows From Financing Activities
Proceeds from issuance of common stock	482,500	275,750
Redemption of common stock	(7,250)	—
Proceeds from common stock to be issued	21,000	10,000
Loans from related party	343,746	(45,626)
Net cash provided by financing activities	839,996	240,124

Net increase (decrease) in cash	(15,862)	(13,063)
Cash – beginning of year	16,045	29,108
Cash – end of year	$183	$16,045

Supplemental disclosures of cash flow information
Cash paid for interest	$—	$—
Cash paid for income taxes	$—	$—

SUPPLEMENTAL DISCLOSURES OF NON-CASH INVESTING AND FINANCING ACTIVITIES:

Issuance of 1,000,000 common shares for acquisition of intangible asset	$—	$100,000

The accompanying notes are an integral part of these consolidated financial statements.

VUBOTICS, INC. AND SUBSIDIARIES

(FKA HALIFAX INTERNATIONAL, INC.)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2005 AND 2004

NOTE 1 - ORGANIZATION AND DESCRIPTION OF BUSINESS

Business Operations

In 2004, Halifax International, Inc. changed its name to Vubotics, Inc. (the “Company”).

Vubotics, Inc. (a Nevada Corporation) is a holding company with five subsidiaries - QuantumReader, Inc. (“QR”), Truscom, Inc. (“Truscom”), Christopher Partners, Inc. (“CP”), Annapolis Valley Ventures, Inc. (“Annapolis”) and X-VU, LLC. (“X-VU”). CP, Truscom, Annapolis and X-VU, are non-operating subsidiaries with no assets. In January 2006 CP, Annapolis and X-VU were sold to a related party for nominal consideration.

Vubotics, through one of its wholly-owned subsidiaries, QuantumReader, Inc. is developing a new type of software product called Quantum Reader. Quantum Reader is a hardware independent software system which changes the way in which text is displayed on electronic displays, according to the Company.

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation

The consolidated financial statements include the books of Vubotics, Inc. (formerly Silver Strike Mining Company) and its wholly owned subsidiaries Christopher Partners, Inc., QuantumReader, Inc., Truscom Inc., Annapolis Valley Ventures, Inc. and X-VU, LLC. All inter-company transactions and accounts have been eliminated

Revenue Recognition

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

In December 2004, the FASB issued SFAS No. 123(R), “Accounting for Stock-Based Compensation”. SFAS No. 123(R) establishes standards for the accounting for transactions in which an entity exchanges its equity instruments for goods or services. This Statement focuses primarily on accounting for transactions in which an entity obtains employee services in share-based payment transactions. SFAS 123(R) requires that the fair value of such equity instruments be recognized as expense in the historical financial statements as services are performed. Prior to SFAS 123(R), only certain pro-forma disclosures of fair value were required. SFAS 123(R) shall be effective for the Company as of the beginning of the first interim or annual reporting period that begins after December 15, 2005. The adoption of this new accounting pronouncement is expected to have a material impact on the financial statements of the Company commencing with the third quarter of the year ending September 30, 2006. Small business issuers need not comply with the new standard until fiscal periods beginning after December 15, 2005. The Company already records the expense of employee stock options for annual and quarterly periods on fair value calculation according to SFAS No.123.

In December 2004,  the Financial  Accounting  Standards  Board (“FASB”) issued   Statement  of  Financial   Accounting   Standards  No. 123  (Revised), “Share-Based  Payment”  (“SFAS  123(R)”). SFAS  123(R)  replaces  SFAS  123 and supersedes  APB 25. SFAS 123(R) is  effective  as of the  beginning of the first annual  reporting  period that  begins  after  December  15,  2005. SFAS 123(R) requires that the costs resulting from all share-based  payment  transactions be recognized  in the  financial  statements. SFAS  123(R)  applies  to all awards granted after the required  effective date and shall not apply to awards granted in periods before the required  effective date, except if prior awards vest, are modified,  repurchased or cancelled  after the effective  date. SFAS 123(R) also amends Statement of Financial  Accounting  Standards No. 95,  “Statement of Cash Flows”,  to require  that excess tax  benefits  be reported as a financing  cash inflow rather than as a reduction of taxes paid. The Company adopted SFAS 123(R) effective January 1, 2006.

In March 2005, the SEC issued Staff  Accounting  Bulletin No. 107 (“SAB 107”),  which  offers  guidance  on SFAS  123(R). SAB 107 was  issued to assist preparers by simplifying  some of the  implementation  challenges of SFAS 123(R) while  enhancing  the  information  that  investors  receive. SAB 107 creates a framework that is premised on two overarching themes: (a) considerable  judgment will  be  required  by  preparers  to   successfully   implem ent   SFAS  123(R), specifically   when  valuing   employee  stock   options;   and  (b)  reasonable individuals, acting in good faith, may conclude differently on the fair value of employee stock options.

In May 2005,  the FASB issued SFAS 154,  “Accounting  Changes and Error Corrections”. SFAS No. 154  establishes new standards on accounting for changes in accounting  principles. Pursuant to the new rules,  all such changes must be accounted for by retrospective  application to the financial statements of prior periods unless it is impracticable to do so. SFAS No. 154 supersedes  Accounting Principles  Bulletin  (APB) Opinion 2,  “Accounting  for Changes” and SFAS No. 3 “Reporting  Accounting  Changes  in  Interim  Financial  Statements”,  though it carries forward the guidance of those  pronouncements with respect to accounting for changes  in  estimates,   changes  in  the  reporting  entity,   and  error corrections. This  statement  is  effective  for  accounting  changes and error corrections made in years beginning after December 15, 2005, with early adoption permitted for changes and  corrections  made in years  beginning after May 2005. The Company does not expect  adoption of SFAS No. 154 to have a material  impact on the Company’s financial statements.

In June 2005, the Emerging Issues Task Force (“EITF”) reached consensus on Issue No. 05-6 (“Issue”),  “Determining the Amortization Period for Leasehold Improvements”. This Issue provides guidance on determination of the amortization period for leasehold improvements that are purchased subsequent to the inception of the lease. Such leasehold improvements should be amortized over the lesser of the useful life of the asset, or the lease term that includes reasonably assured lease renewals. This Issue is effective for leasehold  improvements acquired in the  periods  beginning  after July 1,  2005. The  Company  does not expect the adoption of EITF No. 05-6 to have a material effect on its financial statements.

Key topics covered by SAB 107 include valuation models, expected  volatility and expected term. The Company will apply the principles of SAB 107 in conjunction with its adoption of SFAS 123(R).

The adoption of EITF 02-14 will not have a significant impact on the Company’s financial statements.

NOTE 3 - NOTES PAYABLE

The Company’s notes payable at December 31, 2005 are summarized as follows:

12% notes payable to a related party. The note is unsecured. At the option of the holder, the notes are convertible into common stock at $1 per share	$725,000

13% notes payable to a related party. The note are unsecured.	200,000

12% notes payable to a stockholder. The note are unsecured.	210,000

Total notes payable	$1,135,000

The aggregate principal amounts of the notes payable maturing in subsequent years as of December 31, 2005 are as follows:

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

NOTE 5 - INCOME TAXES

The effective tax rate varies from the maximum federal statutory rate as a result of the following items for the twelve months ended December 31, 2005 and 2004:

	December 31, 2005	December 31, 2004

Tax benefit computed at the maximum federal statutory rate	(34.0)%	(34.0)%

State tax rate, net of federal tax benefit	(4.5)	(4.5)

Increase in valuation allowance	38.5	38.5

Effective income tax rate	0.0%	0.0%

Deferred income tax assets and the related valuation allowances result principally from the potential tax benefits of net operating loss carryforwards.

The Company has recorded a valuation allowance to reflect the uncertainty of the ultimate utilization of the deferred tax assets as follows:

	December 31, 2005	December 31, 2004

Deferred tax assets	$4,432,000	$3,591,000

Less valuation allowance	(4,432,000)	(3,591,000)

Net deferred tax assets	$—	$—

For financial statement purposes, no tax benefit has been reported as the Company has had significant losses in recent years and realization of the tax benefits is uncertain. Accordingly, a valuation allowance has been established in the full amount of the deferred tax asset.

At December 31, 2005, the Company had net operating loss carryforwards of approximately $11,511,000 which will be available to offset future taxable income. These net operating loss carryforwards expire at various through 2025. The utilization of the net operating loss carryforwards is dependent upon the Company’s ability to generate sufficient taxable income during the carryforward period.

NOTE 6 - RELATED PARTY TRANSACTIONS

Loan repayments of $38,110 were paid to Philip E. Lundquist, an officer and shareholder, during the year ended December 31, 2005.

NOTE 7 - COMMITMENTS AND CONTINGENCIES

Litigation

On July 16, 2002, Larry Rodammer (“Rodammer”) filed a complaint against the Company, Mr. Philip Lundquist and Christopher Partners, Inc., a wholly owned subsidiary of the Company, in the Circuit Court of the 15th Judicial Circuit In and For Broward County, Florida seeking damages in excess of $210,000 and other unspecified relief. The litigation arose out of failure to pay two promissory notes made by Christopher Partners, Inc. to Rodammer and one promissory note made by the Company to Rodammer and includes claims against Mr. Lundquist for alleged misrepresentations made to Rodammer. On September 10, 2002, the Defendants filed an answer seeking dismissal of this case. Defendants intend to vigorously defend against the claims in the complaint.

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

NOTE 8 – GOING CONCERN

These consolidated financial statements have been prepared in accordance with generally accepted accounting principles applicable to a going concern, which contemplates the realization of assets and the satisfaction of liabilities and commitments in the normal course of business. However, the Company has incurred net losses of $2,038,096 and $741,014 for the twelve months ended December 31, 2005 and 2004, respectively. The Company also had a working capital deficiency of $2,957,045 and an equity deficiency of $2,957,045 at December 31, 2005 and has significant currently maturing debt and related accrued interest thereto. The Company has raised capital to fund the operating activities primarily through private equity infusions from stockholders, loans through stockholders and other demand loans. The Company intends on financing its future development activities and its working capital needs largely from the sale of public equity securities with some additional funding from other traditional financing sources, including term notes, until such time that funds provided by operations are sufficient to fund working capital requirements.

 These factors, among others, raise substantial doubt about the Company’s ability to continue as a going concern for a reasonable period of time.

The consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts other than what is described in Note 4 below.

NOTE 9 – SUBSEQUENT EVENT – (Unaudited)

The Company has reached an oral agreement in principle with Larry Rodammer in satisfaction of the final judgment in the lawsuit entitled Larry Rodammer v. Philip Lundquist, Christopher Partners, Inc. and Halifax International, Inc., Circuit Court of the 17th Judicial Circuit of Broward County, Florida Case No. 02-013765 (12). The Company has agreed to pay the principal of $360,658.72 plus interest at ten percent (10%) per year on the unpaid principal amount. It is anticipated that the principal amount will be paid in installments with a final balloon payment in December of 2008. It is anticipated that the written Agreement will be executed shortly.