Form 10QSB
period 2006-03-31
VUBOTICS INC
filed 2006-05-08
CIK 1100981

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-QSB

☒ Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2006

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

APPLICABLE ONLY TO CORPORATE ISSUERS

Indicate the number of shares outstanding of each of the issuer’s classes of common stock at the latest practicable date: as of May 3, 2006, the registrant had 39,902,919 shares of common stock, $0.001 par value, issued and outstanding.

Transitional Small Business Disclosure Format (check one). Yes ☐  No ☒

VUBOTICS, INC AND SUBSIDIARIES

FORM 10-QSB REPORT INDEX

PART I. FINANCIAL INFORMATION.

Item 1. Financial Statements.

VUBOTICS, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEET

MARCH 31, 2006

(Unaudited)

ASSETS

Current Assets
Cash	$879
Deposits	1,337
Total current assets	2,216

Other Assets
Intangible assets	102,529
Impairment reserve	(102,529)

Total Assets	$2,216

LIABILITIES AND STOCKHOLDERS’ DEFICIT

Current Liabilities
Accounts payable and accrued expenses	$308,198
Accrued interest	1,126,731
Notes payable – current portion	275,000
Due to related party	3,000
Total current liabilities	1,712,929

Notes payable – long term	860,000

Total liabilities	2,572,929

Stockholders’ (Deficit)
Common stock, $0.001 par value, 50,000,000 shares authorized, 38,188,691 shares issued and outstanding	38,189
Additional paid-in capital	9,153,057
Common stock to be issued	60
Accumulated deficit	(11,762,019)
(2,570,713)

Total Liabilities and Stockholders’ Deficit	$2,216

The accompanying notes are an integral part of these consolidated financial statements.

VUBOTICS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

FOR THE THREE MONTHS ENDED MARCH 31, 2006 AND 2005

(Unaudited)

	2006	2005

Revenue	$—	$1,172

Cost of sales	—	199

Gross profit	—	973

Consulting and professional fees	165,778	442,542
Selling, general and administrative expenses	50,299	45,408
	216,077	487,950

Loss from operations	(216,077)	(486,977)

Interest expense	(34,550)	(34,550)
Interest income	—	—
	(34,550)	(34,550)

Net loss	$(250,627)	$(521,527)

Net loss per common share - basic and fully diluted	$(0.01)	$(0.02)

Weighted average number of common shares outstanding	36,282,469	29,106,891

The accompanying notes are an integral part of these consolidated financial statements.

VUBOTICS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE THREE MONTHS ENDED MARCH 31, 2006 AND 2005

(Unaudited)

	2006	2005

Cash Flows From Operating Activities
Net loss	$(250,627)	$(521,527)
Adjustments:
Issuance of common stock for services	140,150	310,000
Changes in:
Accrued expenses	(47,565)	26,650
Accrued interest	34,550	34,550
Net cash used in operating activities	(123,492)	(150,327)

Cash Flows From Investing Activities
Net cash used in investing activities	—	—

Cash Flows From Financing Activities
Proceeds from issuance of common stock	124,188	152,250
Redemption of common stock	—	(4,750)
Loans from related party	—	—
Net cash (used) provided by financing activities	124,188	147,500

Net (decrease) increase in cash	696	(2,827)
Cash – beginning of period	183	16,045
Cash – end of period	879	13,218

Supplemental disclosures of cash flow information
Cash paid for interest	$—	$—

The accompanying notes are an integral part of these consolidated financial statements.

SUPPLEMENTAL DISCLOSURES OF NON-CASH INVESTING AND FINANCING ACTIVITIES

During the three months ended March 31, 2006:

The Company issued 802,334 shares of common stock for $124,188 cash.

The Company issued 560,600 shares of common stock for services valued at $140,150.

The Company issued 1,690,483 shares of common stock valued at $372,621 in payment of loans and accounts payable.

VUBOTICS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED MARCH 31, 2006 AND 2005

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

However, as of March 31, 2006, the Company has accumulated net operating losses of $11,762,019. The Company also had a working capital deficiency of $1,710,713 and an equity deficiency of $2,570,713 at March 31, 2006 and has significant currently maturing debt. The Company has raised capital to fund the operating activities primarily through private equity infusions from stockholders, loans through stockholders and other demand loans. The Company intends on financing its future development activities and its working capital needs largely from the sale of public equity securities with some additional funding from other traditional financing sources, including term notes, until such time that funds provided by operations are sufficient to fund working capital requirements.

These factors, among others, raise substantial doubt about the Company’s ability to continue as a going concern for a reasonable period of time.

The financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts.

NOTE 2 - NOTES PAYABLE

The Company’s notes payable at March 31, 2006 are summarized as follows:

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

Effective April 1, 2006, the notes payable have been restructured with the company’s creditors. New terms include a new repayment schedule through December 2008 and a reduction in interest rate to 10% per year. See Note 5 – Subsequent Events.

NOTE 3 – STOCKHOLDERS’ EQUITY

During the three months ended March 31, 2006:

The Company issued 802,334 shares of common stock for $124,188 cash.

The Company issued 560,600 shares of common stock for services valued at $140,150.

The Company issued 1,690,483 shares of common stock valued at $372,621 in payment of loans and accounts payable.

NOTE 4 - COMMITMENTS AND CONTINGENCIES

Litigation

On July 16, 2002, Larry Rodammer (“Rodammer”) filed a complaint against the Company, Mr. Phillip Lundquist and Christopher Partners, Inc., a wholly owned subsidiary of the Company, in the Circuit Court of the 15th Judicial Circuit In and For Broward County, Florida seeking damages in excess of $210,000 and other unspecified relief. The litigation arose out of failure to pay two promissory notes made by Christopher Partners, Inc. to Rodammer and one promissory note made by the Company to Rodammer and includes claims against Mr. Lundquist for alleged misrepresentations made to Rodammer. On September 10, 2002, the Defendants filed an answer seeking dismissal of this case. The case was settled on April 10, 2006. The settlement established a three year payment plan for paying the Judgement with interest accruing at a rate of 10% per year. The settlement agreement contains a release of all claims by Mr. Rodammer against the Company and the Co-Defendants upon the completion of the payment plan.

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

NOTE 5 – SUBSEQUENT EVENTS

On April 10, 2006, the Company settled a lawsuit entitled Larry Rodammer v. Philip Lundquist and Christopher Partners, Inc. (the “Co-Defndants”). The settlement established a three year payment plan for paying the Judgement with interest accruing at a rate of 10% per year. The settlement agreement contains a release of all claims by Mr. Rodammer against the Company and the Co-Defendants upon the completion of the payment plan.

On April 27, 2006, the Company entered into an agreement with H. Gerry Gurin (‘Gurin”) whereby the Company issued two new promissory notes payable to Gurin each dated April 1, 2006 with a face value of $725,000 and $200,000, respectively, with periodic payments of principal and interest over the life of the notes with each note having a maturity date of December 31, 2008.

In addition, the Company issued to Gurin a Warrant dated April 1, 2006 to purchase two hundred thousand (200,000) shares of common stock of the Company at twenty-five cents ($.25) per share exercisable for a period of three years. The notes and warrant were issued to Gurin in consideration of the return and extinguishment of eight promissory notes previously issued to Gurin totaling $925,000.

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

RESULTS OF OPERATIONS

General. The following discussion and analysis explains trends in the Company’s financial condition and results of operations for the three months ended March 31, 2006 and 2005. The consolidated financial statements and notes thereto included, as part of the financial statements should be read in conjunction with these discussions.

The Company incurred a net loss for the three months ended March 31, 2006 of $250,627. This compares to a loss of $521,527 for the same period in 2005, an decrease of $270,900 or 51.9%.

The decrease in net loss is primarily the result of a decrease in consulting fees of $276,764 incurred.

The Company had minimal revenue for the three months ended March 31, 2005 and no revenue for the three months ended March 31, 2006.

LIQUIDITY AND CAPITAL RESOURCES

As of March 31, 2006, the Company had a cash balance of $879, and $2,216 in total assets. The Company’s current liabilities decreased from $2,958,525 to $1,712,929. This decrease is primarily due to the restructure of notes payable. Net cash used by operations was $123,492. Net cash provided by financing activities was $124,188 for the three months ended March 31, 2006 resulting from the sale of common stock.

As mentioned in Note 5 – Subsequent Events, certain notes payable related to a lawsuit was settled in April, 2006. In addition, certain debt related to notes payable currently due was restructured. The financial statements reflect these transactions, and as a result, the amount of $1,135,000 classified previously as current has been recorded as both long term and short term pursuant to the agreements.

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

PART II. OTHER INFORMATION.

ITEM 1. Legal Proceedings.

On July 16, 2002, Larry Rodammer (“Rodammer”) filed a complaint against the Company, Mr. Phillip Lundquist and Christopher Partners, Inc., a wholly owned subsidiary of the Company, in the Circuit Court of the 15th Judicial Circuit In and For Broward County, Florida seeking damages in excess of $210,000 and other unspecified relief. The litigation arose out of failure to pay two promissory notes made by Christopher Partners, Inc. to Rodammer and one promissory note made by the Company to Rodammer and includes claims against Mr. Lundquist for alleged misrepresentations made to Rodammer. On September 10, 2002, the Defendants filed an answer seeking dismissal of this case. . The case was settled on April 10, 2006. The settlement established a three year payment plan for paying the Judgement with interest accruing at a rate of 10% per year. The settlement agreement contains a release of all claims by Mr. Rodammer against the Company and the Co-Defendants upon the completion of the payment plan.

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

ITEM 2. Unregistered Sales of Equity Securities and Use of Proceeds.

During the three months ended March 31, 2006:

The Company issued 802,334 shares of common stock for $124,188 cash.

The Company issued 560,600 shares of common stock for services valued at $140,150.

The Company issued 1,690,483 shares of common stock valued at $372,621 in payment of loans and accounts payable.

ITEM 3. Defaults Upon Senior Securities.

Not applicable.

ITEM 4. Submission of Matters to a Vote of Security Holders.

Not applicable.

ITEM 5. Other Information.

Not applicable.

ITEM 6. Exhibits.

Exhibits
31	Rule 13a-14(a)/15d-14(a) Certifications of Chief Executive Officer

31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer

32	Section 1350 Certifications

SIGNATURES

In accordance with Section 13 of 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, hereunto duly authorized.

VUBOTICS, INC.

Dated: May 8, 2006	/s/ Philip E. Lundquist
By: Philip E. Lundquist, Chief Executive
Officer

In accordance with the requirements of the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated undersigned, hereunto duly authorized.

Dated: May 8, 2006	/s/ Philip E. Lundquist
By: Philip E. Lundquist, Chief Financial
Officer