Form 10QSB
period 2006-06-30
VUBOTICS INC
filed 2006-08-14
CIK 1100981

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-QSB

☒ Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2006

☐ Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from                     to

Commission File Number 000-28883

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

APPLICABLE ONLY TO CORPORATE ISSUERS

Indicate the number of shares outstanding of each of the issuer’s classes of common stock at the latest practicable date: as of August 11, 2006, the registrant had 42,380,919 shares of common stock, $0.001 par value, issued and outstanding.

Transitional Small Business Disclosure Format (check one).  Yes ☐  No ☒

VUBOTICS, INC AND SUBSIDIARIES

FORM 10-QSB REPORT INDEX

PART I.  FINANCIAL INFORMATION.

Item 1.  Financial Statements.

VUBOTICS, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEET

JUNE 30, 2006

(Unaudited)

ASSETS

Current Assets
Cash	$140,065
Deposits	1,297
Total current assets	141,362

Other Assets
Intangible assets	102,529
Impairment reserve	(102,529)

Total Assets	$141,362

LIABILITIES AND STOCKHOLDERS’ DEFICIT

Current Liabilities
Accounts payable and accrued expenses	$887,340
Accrued interest	8,209
Current portion of long term debt	400,000
Short-term loans	235,000
Due to related party	67,500
Total current liabilities	1,598,049

Notes payable — long term	973,520

Total liabilities	2,571,569

Stockholders’ (Deficit)
Common stock, $0.001 par value, 50,000,000 shares authorized, 42,380,919 shares issued and outstanding	42,381
Additional paid-in capital	10,181,982
Accumulated deficit	(12,654,570)
(2,430,207)

Total Liabilities and Stockholders’ Deficit	$141,362

The accompanying notes are an integral part of these consolidated financial statements.

VUBOTICS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

FOR THE SIX MONTHS ENDED JUNE 30, 2006 AND 2005

(Unaudited)

	2006	2005

Revenue	$—	$2,672

Cost of sales	—	2,675

Gross profit	—	(3)

Consulting and professional fees	1,564,159	766,873
Selling, general and administrative expenses	339,470	62,029
	1,903,629	828,902

Loss from operations	(1,903,629)	(828,905)

Interest expense	(37,595)	(69,100)
Other income	—	22,500
Gain on debt restructure	798,046	—
	(1,143,178)	(46,600)

Net loss	$(1,143,178)	$(875,505)

Net loss per common share - basic and fully diluted	$(0.03)	$(0.03)

Weighted average number of common shares outstanding	38,650,228	30,069,701

The accompanying notes are an integral part of these consolidated financial statements.

VUBOTICS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

FOR THE THREE MONTHS ENDED JUNE 30, 2006 AND 2005

(Unaudited)

	2006	2005

Revenue	$—	$1,500

Cost of sales	—	2,476

Gross profit	—	(976)

Consulting and professional fees	1,398,381	324,331
Selling, general and administrative expenses	289,171	16,621
	1,687,552	340,952

Loss from operations	(1,687,552)	(341,928)

Interest expense	(3,045)	(34,550)
Other income	—	22,500
Gain on debt restructure	798,046	—

Net loss	$(892,551)	$(353,978)

Net loss per common share - basic and fully diluted	$(0.02)	$(0.01)

Weighted average number of common shares outstanding	40,991,968	31,069,701

The accompanying notes are an integral part of these consolidated financial statements.

VUBOTICS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE SIX MONTHS ENDED JUNE 30, 2006 AND 2005

(Unaudited)

	2006	2005

Cash Flows From Operating Activities
Net loss	$(1,143,178)	$(875,501)
Adjustments:
Issuance of common stock for services	953,507	460,333
Gain on debt restructure	(798,046)	—
Changes in:
Deposits	—	(1,296)
Accounts payable and accrued expenses	505,004	76,648
Accrued interest	37,594	69,100
Net cash used in operating activities	(445,119)	(270,720)

Cash Flows From Investing Activities
Net cash used in investing activities	—	—

Cash Flows From Financing Activities
Proceeds from issuance of common stock	279,188	284,250
Proceeds from Notes payable, net of payments	150,000	—
Redemption of common stock	—	(7,250)
Loans from related party	155,813	(1,789)
Net cash provided by financing activities	585,001	(275,211)

Net (decrease) increase in cash	139,882	4,491
Cash — beginning of period	183	16,045
Cash — end of period	140,065	20,536

Supplemental disclosures of cash flow information
Cash paid for interest	$—	$—

The accompanying notes are an integral part of these consolidated financial statements.

SUPPLEMENTAL DISCLOSURES OF NON-CASH INVESTING AND FINANCING ACTIVITIES

During the six months ended June 30, 2006:

The Company issued 1,422,334 shares of common stock for $279,188 cash.

The Company issued 3,814,828 shares of common stock for services valued at $953,507.

The Company issued 1,948,483 shares of common stock valued at $437,321 in repayment of loans.

VUBOTICS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE SIX MONTHS ENDED JUNE 30, 2006 AND 2005

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

However, as of June 30, 2006, the Company has accumulated net operating losses of $12,654,570. The Company also had a working capital deficiency of $1,456,687, an equity deficiency of $2,430,207 at June 30, 2006 and has significant currently maturing debt. The Company has raised capital to fund the operating activities primarily through private equity infusions from stockholders, loans through stockholders and other demand loans. The Company intends on financing its future development activities and its working capital needs largely from the sale of public equity securities with some additional funding from other traditional financing sources, including term notes, until such time that funds provided by operations are sufficient to fund working capital requirements.

These factors, among others, raise substantial doubt about the Company’s ability to continue as a going concern for a reasonable period of time.

The financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts.

NOTE 2 - NOTES PAYABLE

During the second quarter ended June 30, 2006, the Company’s notes payable with an aggregate principal balance of $1,135,000 was restructured pursuant to agreements whereby the old notes and terms were exchanged for new notes and new terms.  Under the agreements, accrued interest of $935,546 was forgiven, interest rates were reduced to 10% and maturity was extended to December, 2008.  In addition, accrued interest of $191,185 was combined with the outstanding principal balance of one of the old notes into a new note.  The Company’s notes payable at June 30, 2006 are summarized as follows:

10% notes payable to a related party. The note is unsecured.	$793,770

10% notes payable to a related party. The note is unsecured.	218,730

10% notes payable to a Stockholder. The note is unsecured.	361,020

Total notes payable	$1,373,520

The aggregate principal maturing in subsequent years as of June 30, 2006 are as follows:

Amount currently outstanding:	$973,520
Current portion:	$400,000

The terms of the above notes payable to a stockholder and a related party are not necessarily indicative of the terms that would have been incurred had comparable agreements been made with independent parties.

NOTE 3 — STOCKHOLDERS’ EQUITY

During the six months ended June 30, 2006:

The Company issued 1,422,334 shares of common stock for $279,188 cash.

The Company issued 3,814,828 shares of common stock for services valued at $953,507.

The Company issued 1,948,483 shares of common stock valued at $437,321 in repayment of loans.

NOTE 4 - COMMITMENTS AND CONTINGENCIES

Litigation

On July 16, 2002, Larry Rodammer (“Rodammer”) filed a complaint against the Company, Mr. Phillip Lundquist and Christopher Partners, Inc., a wholly owned subsidiary of the Company, in the Circuit Court of the 15th Judicial Circuit In and For Broward County, Florida seeking damages arising from three alleged promissory notes for $344,814.79 plus post judgement interest at a rate of 7% per year in excess of $210,000 and other unspecified relief. The litigation arose out of failure to pay two promissory notes made by Christopher Partners, Inc. to Rodammer and one promissory note made by the Company to Rodammer and includes claims against Mr. Lundquist for alleged misrepresentations made to Rodammer. On September 10, 2002, the Defendants filed an answer seeking dismissal of this case.  Rodammer obtained a judgment for $344,815 plus post judgment interest at a rate of 7% per year.

On April 10, 2006, a settlement was reached.  The settlement established a three year payment plan for paying the judgment with interest accruing at a rate of 10% per year.  Mr. Rodammer has agreed to forebear from taking any other action to collect the judgment so long as the payment plan is met.  The settlement agreement contains a release of all claims by Mr. Rodammer against the Company and the Co-Defendants upon completion of the payment plan.  The Company and the Co-Defendants are in the process of dismissing their Appeal.

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

RESULTS OF OPERATIONS

Six months ended June 30, 2006 and 2005

General. The following discussion and analysis explains trends in the Company’s financial condition and results of operations for the six months ended June 30, 2006 and 2005. The consolidated financial statements and notes thereto included, as part of the financial statements should be read in conjunction with these discussions.

The Company incurred a net loss for the six months ended June 30, 2006 of $1,143,178. This compares to a loss of $875,505 for the same period in 2005, an increase of $267,673 or 30.6%. The decrease is primarily due to an increase in consulting fees incurred of $797,286 and other operating expenses of $277,441 offset by a one-time gain on debt restructure of $798,046.

The Company had minimal revenue for the six months ended June 30, 2005 and no revenue for the six months ended June 30 2006.

Three months ended June 30, 2006 and 2005

General. The following discussion and analysis explains trends in the Company’s financial condition and results of operations for the three months ended June 30, 2006 and 2005. The consolidated financial statements and notes thereto included, as part of the financial statements should be read in conjunction with these discussions.

The Company incurred a net loss for the three months ended June 30, 2006 of $892,551. This compares to a loss of $353,978 for the same period in 2005, an increase of $538,573 or 152.1%.  The increase is primarily due to an increase in consulting fees incurred of $748,050, accruals for marketing consulting and other operating expenses of $272,550 offset by a one-time gain on debt restructure of $798,046

The Company had minimal revenue for the three months ended June 30, 2005 and no revenue for the three months ended June 30, 2006.

LIQUIDITY AND CAPITAL RESOURCES

As of June 30, 2006, the Company had a cash balance of 140,065, and $141,362 in total assets. The Company’s current liabilities decreased from $2,958,525 to $1,598,049. This decrease is due to the restructure of notes payable whereby the terms were modified and accrued interest was forgiven.  The Company’s notes payable with an aggregate principal balance of $1,135,000 was restructured pursuant to agreements whereby the old notes and terms were exchanged for new notes and new terms.  Under the agreements, accrued interest of $935,546 was forgiven, interest rates were reduced to 10% and maturity was extended to December, 2008.  In addition, accrued interest of $191,185 was combined with the outstanding principal balance of one of the old notes into a new note.

Net cash used by operations was $445,119 related to the costs and expense of generating business, which primarily consisted of  fees to consultants. Net cash provided by financing activities was $585,001 for the six months ended June 30, 2006 resulting from the sale of common stock, the issuance of notes payable, and loans from a related party.  Notes payable on demand of $925,000 bear an interest rate of 10% per annum due December 31, 2008 and notes payable $360,659 bear an interest rate of 10% per annum due December 15, 2008.  The company issued certain short-term loans with an aggregate amount of $235,000 due within twelve months at no stated rate of interest.  The company intends to repay these notes immediately upon the receipt of equity financing.

The Company has financed its operations primarily through the sale of its common stock and notes payable.

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

PART II.  OTHER INFORMATION.

ITEM 1.  Legal Proceedings.

On July 16, 2002, Larry Rodammer (“Rodammer”) filed a complaint against the Company, Mr. Phillip Lundquist and Christopher Partners, Inc., a wholly owned subsidiary of the Company, in the Circuit Court of the 15th Judicial Circuit In and For Broward County, Florida seeking damages arising from three alleged promissory notes for $344,814.79 plus post judgement interest at a rate of 7% per year in excess of $210,000 and other unspecified relief. The litigation arose out of failure to pay two promissory notes made by Christopher Partners, Inc. to Rodammer and one promissory note made by the Company to Rodammer and includes claims against Mr. Lundquist for alleged misrepresentations made to Rodammer. On September 10, 2002, the Defendants filed an answer seeking dismissal of this case.  Rodammer obtained a judgment for $344,815 plus post judgment interest at a rate of 7% per year.

On April 10, 2006, a settlement was reached.  The settlement established a three year payment plan for paying the judgment with interest accruing at a rate of 10% per year.  Mr. Rodammer has agreed to forebear from taking any other action to collect the judgment so long as the payment plan is met.  The settlement agreement contains a release of all claims by Mr. Rodammer against the Company and the Co-Defendants upon completion of the payment plan.  The Company and the Co-Defendants are in the process of dismissing their Appeal.

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

ITEM 2.  Unregistered Sales of Equity Securities and Use of Proceeds.

During the six months ended June 30, 2006:

The Company issued 1,422,334 shares of common stock for $279,188 cash.

The Company issued 3,814,828 shares of common stock for services valued at $953,507.

The Company issued 1,948,483 shares of common stock valued at $437,321 in repayment of loans.

ITEM 3.  Defaults Upon Senior Securities.

Not applicable.

ITEM 4.  Submission of Matters to a Vote of Security Holders.

Not applicable.

ITEM 5.  Other Information.

Not applicable.

ITEM 6.  Exhibits

Exhibits.

31                                    Rule 13a-14(a)/15d-14(a) Certifications of Chief Executive Officer

31.1          Rule 13a-14(a)/15d-14(a) Certifications of Chief Financial Officer

32                                    Section 1350 Certifications

SIGNATURES

In accordance with Section 13 of 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, hereunto duly authorized.

VUBOTICS, INC.

Dated: August 14, 2006	/s/ Philip E. Lundquist
By: Philip E. Lundquist, Chief Executive Officer

In accordance with the requirements of the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated undersigned, hereunto duly authorized.

Dated: August 14, 2006	/s/ Philip E. Lundquist
By: Philip E. Lundquist, Chief Financial Officer