Form 10QSB
period 2006-09-14
VUBOTICS INC
filed 2006-11-14
CIK 1100981

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-QSB

☒ Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2006

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

APPLICABLE ONLY TO CORPORATE ISSUERS

Indicate the number of shares outstanding of each of the issuer’s classes of common stock at the latest practicable date: as of November 10, 2006, the registrant had 49,805,718 shares of common stock, $0.001 par value, issued and outstanding.

Transitional Small Business Disclosure Format (check one).  Yes ☐  No ☒

VUBOTICS, INC AND SUBSIDIARIES
FORM 10-QSB REPORT INDEX

PART I.  FINANCIAL INFORMATION.

Item 1.  Financial Statements.

VUBOTICS, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEET
SEPTEMBER 30, 2006
(Unaudited)

ASSETS

Current Assets
Cash	$1,128,504
Accounts receivable	37,000
Deposits	1,297
Total current assets	1,166,801

Other Assets
Fixed assets, net of accumulated depreciation of $490	17,141
Intangible assets	102,529
Impairment reserve	(102,529)

Total Assets	$1,183,942

LIABILITIES AND STOCKHOLDERS’ DEFICIT

Current Liabilities
Accounts payable and accrued expenses	$728,458
Accrued payroll and payroll liabilities	41,706
Accrued interest	14,453
Current portion of long term debt	400,000
Due to related party (note 6)	108,985
Total current liabilities	1,293,602

Notes payable – long term	817,742

Total liabilities	2,111,344

Stockholders’ (Deficit)
Common stock, $0.001 par value, 50,000,000 shares authorized, 49,805,718 shares issued and outstanding	49,806
Additional paid-in capital	12,183,270
Accumulated deficit	(13,160,478)
(927,402)

Total Liabilities and Stockholders’ Deficit	$1,183,942

The accompanying notes are an integral part of these consolidated financial statements.

VUBOTICS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2006 AND 2005
(Unaudited)

	2006	2005

Revenue	$37,000	$2,672

Cost of sales	—	2,675

Gross profit	37,000	(3)

Product development	368,038	134,066
Sales and marketing	485,343	165,157
General and administrative expenses	1,585,340	962,756
	2,438,721	1,261,979

Loss from operations	(2,401,721)	(1,261,982)

Interest expense	(50,143)	(103,650)
Interest income	4,732	—
Other income	—	25,000
Gain on debt restructure	798,046	—
	752,635	(78,650)

Net loss	$(1,649,086)	$(1,340,632)

Net loss per common share – basic and fully diluted	$(0.04)	$(0.04)

Weighted average number of common shares outstanding	41,006,311	31,131,875

The accompanying notes are an integral part of these consolidated financial statements.

VUBOTICS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2006 AND 2005
(Unaudited)

	2006	2005

Revenue	$37,000	$—

Product development	190,534	81,504
Sales and marketing	75,041	101,624
General and administrative expenses	269,517	249,949
	535,092	433,077

Loss from operations	(498,092)	(433,077)

Interest expense	(12,548)	(34,550)
Interest income	4,732	—
Other income	—	2,500
	(7,816)	(32,050)

Net loss	$(505,908)	$(465,127)

Net loss per common share - basic and fully diluted	$(0.01)	$(0.01)

Weighted average number of common shares outstanding	45,362,088	32,956,653

The accompanying notes are an integral part of these consolidated financial statements.

VUBOTICS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2006 AND 2005
(Unaudited)

	2006	2005

Cash Flows From Operating Activities
Net loss	$(1,649,086)	$(1,340,632)
Adjustments:
Issuance of common stock for services	961,007	638,896
Gain on debt restructure	(798,046)	—
Depreciation	490	—
Changes in:
Accounts receivable	(37,000)	—
Deposits	—	(1,296)
Accounts payable and accrued expenses	346,122	111,648
Accrued payroll and payroll liabilities	41,706	—
Accrued interest	(2,935)	103,650
Net cash used in operating activities	(1,137,742)	(487,734)

Cash Flows From Investing Activities
Purchase of equipment	(17,631)	—
Net cash used in investing activities	(17,631)	—

Cash Flows From Financing Activities
Proceeds from issuance of common stock	2,280,401	412,500
Repayments of notes payable	(194,005)	—
Redemption of common stock	—	(7,250)
Loans from related party	197,298	83,072
Net cash provided by financing activities	2,283,694	488,322

Net (decrease) increase in cash	1,128,321	588
Cash – beginning of period	183	16,045
Cash – end of period	1,128,504	16,633

Supplemental disclosures of cash flow information Cash paid for interest	$17,867	$—

The accompanying notes are an integral part of these consolidated financial statements.

SUPPLEMENTAL DISCLOSURES OF NON-CASH INVESTING AND FINANCING ACTIVITIES

During the nine months ended September 30, 2006:

The Company issued 8,822,133 shares of common stock for $2,280,401 cash.

The Company issued 3,839,828 shares of common stock for services valued at $961,007.

The Company issued 1,948,483 shares of common stock valued at $437,321 in repayment of loans.

VUBOTICS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2006 AND 2005

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

However, as of September 30, 2006, the Company has accumulated net operating losses of $13,160,478. The Company also had a working capital deficiency of $126,801, an equity deficiency of $927,402 at Septmeber 30, 2006 and has significant currently maturing debt. The Company has raised capital to fund the operating activities primarily through private equity infusions from stockholders, loans through stockholders and other demand loans. The Company intends on financing its future development activities and its working capital needs largely from the sale of public equity securities with some additional funding from other traditional financing sources, including term notes, until such time that funds provided by operations are sufficient to fund working capital requirements.

These factors, among others, raise substantial doubt about the Company’s ability to continue as a going concern for a reasonable period of time.

The financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts.

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation

The consolidated financial statements include the books of Vubotics, Inc. and its wholly owned subsidiary Quantum Reader, Inc.  All inter-company transactions and accounts have been eliminated.

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

Stock Based Compensation

The Company has issued and may issue stock in lieu of cash for certain transactions. The fair value of the stock, which is based on comparable cash purchases, third party quotations, or the value of services, whichever is more readily determinable, is used to value the transaction.

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

NOTE 3 - NOTES PAYABLE

During the second quarter ended September 30, 2006, the Company’s notes payable with an aggregate principal balance of $1,135,000 was restructured pursuant to agreements whereby the old notes and terms were exchanged for new notes and new terms.  Under the agreements, accrued interest of $935,546 was forgiven, interest rates were reduced to 10% and maturity was extended to December, 2008.  In addition, accrued interest of $191,185 was combined with the outstanding principal balance of one of the old notes into a new note.The Company’s notes payable at September 30, 2006 are summarized as follows:

10% notes payable to a related party. The note is unsecured.	$701,700

10% notes payable to a related party. The note is unsecured.	193,925

10% notes payable to a Stockholder. The note is unsecured.	322,117

Total notes payable	$1,217,742

The aggregate principal maturing in subsequent years as of September 30, 2006 are as follows:

Amount currently outstanding:	$817,742
Current portion:	$400,000

The terms of the above notes payable to a stockholder and a related party are not necessarily indicative of the terms that would have been incurred had comparable agreements been made with independent parties.

NOTE 4 – STOCKHOLDERS’ EQUITY

During the nine months ended September 30, 2006:

On August 24, 2006, the Company sold for an aggregate of $2,219,940, 7,399,799 shares of common stock together with warrants to purchase up to an additional 7,399,799 shares of common stock. The warrants had an exercise price of $0.60 per common share and a term of five years.   The Company intends to register these shares.

The following table sets forth the costs and expenses, other than underwriting discounts and commissions, if any, payable by the Registrant relating to the sale of common stock being registered.  All amounts are estimates except the SEC registration fee.

SEC registration fee	$823.45
Legal fees and expenses	$25,000.00
Accounting fees and expenses	$750.00
Transfer agent and registrar’s fees and expenses	$250.00
Miscellaneous expenses	$1,000.00

Total	$27,823.45

The Registrant has agreed to bear expenses incurred by the selling stockholders that relate to the registration of the shares of common stock being offered and sold by the selling stockholders.

The Company issued 1,422,334 shares of common stock for $279,188 cash.

The Company issued 3,839,828 shares of common stock for services valued at $961,007.

The Company issued 1,948,483 shares of common stock valued at $437,321 in repayment of loans.

NOTE 5 - COMMITMENTS AND CONTINGENCIES

Litigation

Larry Rodammer had pending litigation against the Company, which was settled on April 10, 2006 and reported on the Company’s second quarter 10-QSB dated August 14, 2006.

NOTE 6 - RELATED PARTY TRANSACTIONS

During the nine months ended September 30, 2006, the Company issued 1,948,483 shares of it common stock valued at $437,321 to Philip E. Lundquist, Chairman of the Board, in repayment of loans.  The shares were valued at fair market value on the date of issuance.

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

RESULTS OF OPERATIONS

Nine months ended September 30, 2006 and 2005

General. The following discussion and analysis explains trends in the Company’s financial condition and results of operations for the Nine months ended September 30, 2006 and 2005. The consolidated financial statements and notes thereto included, as part of the financial statements should be read in conjunction with these discussions.

The Company incurred a net loss for the nine months ended September 30, 2006 of $1,649,086 This compares to a loss of $1,340,632 for the same period in 2005, an increase of $308,454 or 23.0%. The increase is primarily due to an increase in product development and marketing expenses of $554,158 and increased legal expenses of $302,267 primarily related to regulatory compliance and intellectual property, offset by a one-time gain on debt restructure of $798,046.

The Company earned revenue for the nine months ended September 30, 2006 of $37,000 related to a pilot project with a media content provider.  Minimal revenue was earned for the Nine months ended September 30 2005.

Three months ended September 30, 2006 and 2005

General. The following discussion and analysis explains trends in the Company’s financial condition and results of operations for the three months ended September 30, 2006 and 2005. The consolidated financial statements and notes thereto included, as part of the financial statements should be read in conjunction with these discussions.

The Company incurred a net loss for the three months ended September 30, 2006 of $505,908. This compares to a loss of $465,127 for the same period in 2005, an increase of $40,781 or 8.8%.  The increase is primarily due to an increase in product development and marketing expenses of $82,447 offset by a lower interest expense of $22,002.

The Company earned revenue for the three months ended September 30, 2006 of $37,000 related to a pilot project with a media content provider.  No revenue was earned for the three months ended September 30, 2005.

LIQUIDITY AND CAPITAL RESOURCES

As of September 30, 2006, the Company had a cash balance of 1,128,504, and $1,183,942 in total assets. The Company’s current liabilities decreased from $2,958,525 to $1,293,602. This decrease is due to the restructure of notes payable whereby the terms were modified and accrued interest was forgiven.  The Company’s notes payable with an aggregate principal balance of $1,135,000 was restructured pursuant to agreements whereby the old notes and terms were exchanged for new notes and new terms.  Under the agreements, accrued interest of $935,546 was forgiven, interest rates were reduced to 10% and maturity was extended to December, 2008.  In addition, accrued interest of $191,185 was combined with the outstanding principal balance of one of the old notes into a new note.

Net cash used by operations was $1,137,742 related to the costs and expense of generating business, which primarily consisted of fees to employees, software developers and repayments of accrued liabilities.  Net cash used by investing activities was $17,631 consisting of equipment purchases.  On August 24, 2006, the Company sold 7,399,799 shares of common stock together with warrants to purchase up to an additional 7,399,799 shares of common stock for an aggregate of $2,219,940. The warrants have an exercise price of $0.60 per common share and a term of five years.  Net cash provided by financing activities was $2,283,694 for the nine months ended September 30, 2006 resulting from the sale of common stock, the issuance of notes payable, and loans from a related party.  Notes payable on demand of $925,000 bear an interest rate of 10% per annum due December 31, 2008 and notes payable $308,868 bear an interest rate of 10% per annum due December 15, 2008.  The company issued certain short-term notes with an aggregate principle amount of $235,000 due within twelve months.  The company paid these notes along with interest of $5,000 in August 2006.

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

PART II.  OTHER INFORMATION.

ITEM 1.  Legal Proceedings.

Larry Rodammer had pending litigation against the Company, which was settled on April 10, 2006 and reported on the Company’s second quarter 10-QSB dated August 14, 2006.

ITEM 2.  Unregistered Sales of Equity Securities and Use of Proceeds.

During the nine months ended September 30, 2006:

On August 24, 2006, the Company sold 7,399,799 shares of common stock together with warrants to purchase up to an additional 7,399,799 shares of common stock for an aggregate of $2,219,940. The warrants have an exercise price of $0.60 per common share and a term of five years.  The Company sold the securities to ten investors whom are considered to be “accredited investors,” as that term is defined in Sec. 501(a) of Regulation D promulgated under the Securities Act of 1933 (the “Securities Act”).  The Company intends to register these shares.

The offer and sale of such shares of our common stock were effected in reliance on the exemptions for sales of securities not involving a public offering, as set forth in Rule 506 promulgated under the Securities Act and in Section 4(2) of the Securities Act and/or Rule 506 of Regulation D, based on the following: (a) the investors confirmed to us that they were "accredited investors," as defined in Rule 501 of Regulation D promulgated under the Securities Act and had such background, education and experience in financial and business matters as to be able to evaluate the merits and risks of an investment in the securities; (b) there was no public offering or general solicitation with respect to the offering; (c) the investors were provided with certain disclosure materials and all other information requested with respect to our company; (d) the investors acknowledged that all securities being purchased were "restricted securities" for purposes of the Securities Act, and agreed to transfer such securities only in a transaction registered under the Securities Act or exempt from registration under the Securities Act; and (e) a legend was placed on the certificates representing each such security stating that it was restricted and could only be transferred if subsequently registered under the Securities Act or transferred in a transaction exempt from registration under the Securities Act.

The following table sets forth the costs and expenses, other than underwriting discounts and commissions, if any, payable by the Registrant relating to the sale of common stock being registered.  All amounts are estimates except the SEC registration fee.

SEC registration fee	$823.45
Legal fees and expenses	$25,000.00
Accounting fees and expenses	$750.00
Transfer agent and registrar’s fees and expenses	$250.00
Miscellaneous expenses	$1,000.00

Total	$27,823.45

The Registrant has agreed to bear expenses incurred by the selling stockholders that relate to the registration of the shares of common stock being offered and sold by the selling stockholders.

The Company issued 1,422,334 shares of common stock for $279,188 cash.

The Company issued 3,839,828 shares of common stock for services valued at $961,007.

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

VUBOTICS, INC.

Dated: November 14, 2006	/s/ Philip E. Lundquist
By: Philip E. Lundquist, Chief Executive Officer

In accordance with the requirements of the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated undersigned, hereunto duly authorized.

Dated: November 14, 2006	/s/ Philip E. Lundquist
By: Philip E. Lundquist, Chief Financial Officer