Form 10KSB
period 2006-12-31
VUBOTICS INC
filed 2007-04-02
CIK 1100981

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

FORM 10-KSB

(Mark One)

☒                              ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2006

OR

☐                                 TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

Commission File Number 000-28883

VUBOTICS, INC.

(Name of small business issuer in its charter)

Georgia	58-2212465
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

235 Peachtree Street NE, Suite 1725, Atlanta, GA 30303

(Address of Principal Executive Offices) (Zip Code)

(404) 474 2576

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

Registrant’s revenues for the twelve month period ended December 31, 2006: $37,000.

The aggregate market value of the voting and non-voting common equity stock held by non-affiliates of the Company computed by reference to the price at which the stock was sold, or the average bid and asked prices of such common equity on the OTC Bulletin Board, as of March 19, 2007 was $12,092,656 based on 44,787,616 shares at $0.27 per share.

As of March 19, 2007, the Registrant had outstanding 52,228,718 shares of Common Stock, $0.001 par value.

Documents incorporated by reference: None

Transitional Small Business Disclosure Format. Yes  ☐    No  ☒

VUBOTICS, INC.

PART I

Forward Looking Statements

This annual report on Form 10-KSB contains forward looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, that are not historical, but are forward-looking in nature, including statements regarding VuBotics, Inc.’s expectations, beliefs, intentions or strategies regarding the future. In particular, the discussion contained in this report under the heading “Management’s Discussion and Analysis or Plan of Operation” includes forward-looking statements that reflect our current views with respect to future events and financial performance. We use words such as “expect,” “anticipate,” “believe,” and “intend” and similar expressions to identify forward-looking statements.  A number of important factors could individually or in the aggregate, cause actual results to differ materially from those expressed or implied in any forward-looking statements.  Such factors include, but are not limited to, our ability to develop successfully our products, to successfully commercialize them, our ability to obtain additional financing, our ability to develop and maintain vendor relationships, and our ability to protect our proprietary technology.  Other risks that may impact the forward-looking statements contained in this annual report on 10-KSB are described under the heading “Risk Factors.”

All statements other than statements of historical fact included in this report are forward looking statements. In the normal course of its business, the Company, in an effort to help keep its shareholders and the public informed about the Company’s operations, may from time-to-time issue certain statements, either in writing or orally, that contain or may contain forward looking statements. Although the Company believes that the expectations reflected in such forward looking statements are reasonable, it can give no assurance that such expectations will prove to have been correct. Generally, these statements relate to business plans or strategies, projected or anticipated benefits or other consequences of such plans or strategies, past and possible future acquisitions and projected or anticipated benefits from acquisitions made by or to be made by the Company, or projections involving anticipated revenues, earnings, levels of capital expenditures or other aspects of operating results. All phases of Company’s operations are subject to a number of uncertainties, risks and other influences, many of which are outside the control of the Company and any one of which, or a combination of which, could materially affect the results of the Company’s proposed operations and whether forward looking statements made by the Company ultimately prove to be accurate.

ITEM 1. DESCRIPTION OF BUSINESS.

Business Strategy and Operations

VuBotics, Inc. (the “Company”) is an Intellectual Asset Development and Marketing company with two non-operating subsidiaries, QR, and Truscom, a Japanese subsidiary.  The purpose of the business is to identify, capture, build and commercialize intellectual property acquired and/or licensed from individuals, corporations and governments and fully exploit their value in the global markets.  Management has focused on assessing the existing inventory of Intellectual Assets and creating strategies for them.  From an execution perspective, the Company has two strategic components of its operations that will determine its success.

The first is the Company’s Concept to Product Group.  This IP focused group is regularly in the business of researching and building the Company’s Intellectual Asset Portfolio.  These portfolios include inventions, patents (in all their forms), trade secrets, processes, know-how, copyrights, trademarks required to build and protect various platforms and systems that could 1) be licensed directly into the market; 2) be cross-licensed into other’s products and applications; or 3) be developed into the Company’s products and applications for sale through the Company’s Product to Market Group.  The Concept to Product Group also creates the strategies for IP alignment and global deployment.  To do this most effectively, the Company intends to create an IP Holding company formed in the most tax efficient and IP protective environment and establish regional operating subsidiaries in proximity to revenue generating opportunities.  The IP Holding Company will also form the basis for opportunistic joint ventures that further the Company’s objectives.  While the Company’s existing portfolio is largely focused on reading technologies, the future direction of the portfolio is limited only by the Company’s ability to bring the right expertise into the group to build and protect it.

The second component of operations is the Company’s Product to Market Group.  This commercialization group is regularly in the business of identifying and pursuing markets for the Company’s products and applications as well as managing various pilot deployments that ultimately define the final attributes of the solution for each market.  The Product to Market Group is responsible for brand strategy, market timing, market communications, licensing strategies, pricing strategies, channel strategies and sales resulting in the complete penetration of the targeted markets.  The group is keenly aware of competitor positioning and how to strike the balance between speed to market and maximizing the Company’s revenues.  To do this most effectively, the Company intends to position regional operating subsidiaries under the IP Holding Company to work closely in the markets with the appropriate alliances, channel partners and distributors as well as managing pilot deployments at the Content Providers.  At ithe group’s and Management’s discretion, the Product to Market Group may decide to contract to sell other products that 1) are not presently available from the Concept to Product Group and 2) are required to deliver the total market solution.  It can be expected that such decisions are made to 1) accelerate the Company’s products into the target market, 2) provide competitiveness, or 3) bring the Company’s products into markets inaccessible to existing channels.

During 2006, management focused primarily on building the Company’s Intellectual Asset Portfolio and Products.

Products and Technology

The first product platform that VuBotics has developed is a reading system called VuITtm based on its patent pending technology. VuIT is a hardware independent software system which changes the way in which text is displayed on many different mediums. Rather than treat the display like a static piece of paper, VuIT dynamically feeds text to the viewer. The Company believes that this automated presentation has the potential to substantially increase reading rate and improve comprehension in any language. Utilizing the software application, words are then displayed one at a time, as large as desired, and at a rate of speed optimized for the individual reader. The system also incorporates the capability of personalizing, tracking and modifying the experience real-time. The Company has completed the development of multiple VuIT™ applications and production ready systems for the Push eMail and the Broadcast markets.  The Company intends to develop VuIT applications for Online deployments through Content Providers.  Each VuIT product is designed to 1) improve the reading experience, 2) collect usage data and 3) position relevant matching data or enable contextual search.

Also under development is VuIT Mine, an Intelligent Agent search engine that collects relevant disparate data based on ontologies developed for the Military and intelligence communities.  It is the intent of the Company to fully develop this technology to enable fast and cost-effective searches of unstructured data for businesses in the financial, healthcare and research industries.  There can be no assurances that all of the projected potential applications of the VuIT reading systems will function in a way that will meet the Company’s product objectives or be accepted by the marketplace. See “Risk Factors.”

Certain Patent applications have been made in connection with the technology and the related methods of analysis, abstraction and delivery of electronic information. While the company’s products are not dependent on a single patent, there can be no assurances that any of these patents will be granted. See “Risk Factors.”

In November, 2004, the Company acquired QuantumReader, Inc. (“QR”) and the QR technology.

Marketing and Markets

The Company intends to fully exploit the initial software application of VuIT, under the trade name VuIT™ email Reader, to the push email mobile communications user market through global distributors, adjacent sales channels and embedded within the devices.  Many of these sales partners are already in negotiation or in various stages of coordinated sale.  The Company’s first product, VuIT eMail Reader for BlackBerry (VeRBB) is available through individual subscription and through enterprise deployment.  It is the intent of the Company to penetrate the individual subscription model completely though device manufacturers and retail distributors throughout the world.  Subsequent versions of enterprise and production-specific applications are designed to transition VuBotics into long-term licensing agreements of various reading, tracking, advertising and relational search products sets in each vertical.  The Company has identified the following vertical markets for VuIT Reading Systems:

•                  Enterprise eMail and Documents

•                  Legal Services

•                  Financial Services

•                  Healthcare and Medical Industries

•                  Search and Archival Industry

•                  Broadcast

•                  News

•                  Sports

•                  Events

•                  Mobile

•                  Accessibility

•                  Online

•                  Advertising-Paid Content

•                  Games and Interactive Content

•                  Subscription-based Productivity Enabled Content

•                  Accessibility

•                  Relational Search

•                  Text

•                  Video

•                  Music

•                  Professional Services

•                  Integration and Delivery

There can be no guarantee the Company will either successfully develop or adapt the VuIT Reading System for these markets or, if the Company is successful in doing so, that these markets or any other markets will accept the product.  Subsequent products may or may not be directed at similar markets through similar channels.  Each marketing strategy will be appropriate for the size of the opportunity being generated.  These market relationships are often complex and require time to develop at the right level of negotiation as is typical of business to business product sales cycles.  Similar to the VuIT family of products, there is an expectation that once creditable levels of market awareness exist, the length of each cycle should shorten but there is no guarantee of this.

In August, the Company entered into a landmark agreement with Research In Motion of Waterloo, Ontario.  They are the manufacturers of BlackBerry products.  While the alliance agreement was not structured to create near-term revenues for the Company, it has been instrumental in obtaining third party testing and validation of the VuIT eMail Reader for BlackBerry (VeRBB) product.  Such testing is required prior to distribution of applications on RIM products over the network.  While there are no guarantees, we believe that this alliance agreement will lead to near-term revenue producing opportunities through telecommunication carriers and application distributors of BlackBerry products.

Research and Product Development

The Company has a significant commitment to research and product development.  The Company’s research and product development efforts are focused on developing its core technological competentics.  VuBotics has conducted extensive research in development of its VuIT reading systems and product platforms.  During fiscal years 2005 and 2006, over $761,000 was spent on research and product development.

Patents, Trademarks and Proprietary Rights

The Company relies on a combination of patent and trademark laws to establish its proprietary rights in its products.  The Company owns several issued and pending United States patents for its inventions.  The Company believes that the patents it owns may have been useful in protecting the Company’s proprietary products and may be useful in protecting potential future products.

VuBotics has obtained United States federal registration for a number of trademarks including its “VuBotics”, “VuIT”, stylized “V”, “NewSpeed”, “Information at BrainSpeed”, “Art of ZEM”, and “VuMetrics” trademarks.  Each of these trademarks is incorporated into our website, marketing collateral and market communications to maximize the Company’s efforts to brand itself and its products.

Vubotics is constantly developing proprietary technology that protects the intellectual portfolio of the company and positions it to maximize its licensing revenue.. This technology has the potential for additional patent protection. The company will vigorously protect these inventions and continue to invest research funds to further the promotion of VuBotics’ interests in its exploited markets and promote the interests of VuBotics partners in creating other dimensions of use of the intellectual assets..

Competition

The Company believes that competitors will emerge with a product that attempts to emulate VuIT™. Currently, there are no known competitors in the target markets with a product using the technologies, trade secrets and patent pending techniques employed by the

Company. However, the academic community has conducted research in similar technologies. Some of our competitors may have greater manufacturing and marketing capabilities and greater financial, technological and personnel resources.  The Company believes that the major competetive factors with this evolving technology will be performance, quality, support and price.  The competitors that are expected to emerge that could have greater resources than the Company are Microsoft, Google, Macromedia and others.  Although the Company may not be able to successfully compete against them it is our assertion that our IP protection and our leveraged licensing strategy will make these companies much more likely to engage in business than in the courts.

The Company has applied for patents on its technologies and techniques.  Patents, trade marks and trade secrets could limit potential competitor’s ability to create a product that would have the capabilities of VuIT™ and subsequent products.

Employees

As of March 30, 2007, the Company had one full-time employee.  In addition, the Company has contracted with several consulting entities to fulfill specific roles and functions.  Each consulting engagement has been designed to gain access to a level of experience and technical expertise that would not be available through traditional employment strategies.  Additionally, the ability to leverage consultants for strategy, marketing, financial, IP and product development has substantially increased the Company’s financial flexibility without undo obligation during times of reduced cash flow.

The following table sets forth the major consultants engaged by the Company:

Consultant	Services provided

Vision Factory, Inc.	Strategic advice, marketing and business development
Ridenour and Associates, LLC	Financial reporting and accounting
Primus Software Corporation	Software development
JAHO International, Inc.	Software development
Memetex, Inc.	Software development
Creative Network, Inc.	Marketing

Recent Developments

August 2006 Financing

In August of 2006 we offered and sold 7,399,799 shares (the “Shares”), of common stock, $0.001 par value, together with warrants to purchase up to an additional 7,399,799 shares of Common Stock (the “Warrants”; the Warrants and Shares shall collectively be referred to as the “Securities”) for an aggregate amount of proceeds of $2,229,940 (the “Offering”). The Warrants have an exercise price of $0.60 per common share and a term of five years. The Securities were sold solely to accredited investors in a private placement offering exempt from registration under the Securities Act of 1933.

In connection with the private placement, we entered into a Common Stock and Warrant Purchase Agreement (the “Purchase Agreement”), dated as of August 24, 2006, with purchasers of the securities that contains customary representations, warranties and covenants. The warrants contain customary provisions for adjustment to the exercise price in the event of stock splits, combinations and dividends, and include certain cashless-exercise provisions.  The Warrants also contain anti-dilution adjustments to the exercise price and number of common shares issuable upon exercise in the event of certain dilutive issuances of equity securities.

In connection with the private placement, we entered into a Registration Rights Agreement with the purchasers of the securities pursuant to which we agreed to file a registration statement with the SEC within 60 days of the closing and use commercially reasonable efforts to obtain effectiveness of the registration statement within 90 days after the filing date (subject to a 30 day extension if the registration statement is reviewed by the SEC). The registration statement will cover the resale of Shares and the shares of Common Stock underlying the Warrants (the “Warrant Shares”).  Our failure to abide by the effectiveness and certain other covenants contained in the Purchase Agreement relating to registration rights will result in our obligation to pay liquidated damages to each purchaser in the form of cash or common stock priced at $0.30 per share, subject to adjustment, at the rate of one percent of the amount equal to the product of (i) $0.30 and (ii) the number of shares of Registrable Shares, as defined below, then held by each purchaser for the initial 30 day period of the failure to have the registration statement become effective within 90 days after its filing date (or 120 days after its filing date if the registration statement is reviewed by the SEC, (and for each 30-day period thereafter up to 15 months). Registrable Shares means each Share and each Warrant Share.

Furthermore, under the requirements of the Purchase Agreement, we are required to hold a special or an annual meeting of our stockholders at which we are required to obtain approval of our stockholders holding the majority of our common stock outstanding as of a certain record date, of a proposal to increase the number of authorized Common Stock to not less than 75,000,000 shares (“Stockholder Approval”).

If Stockholder Approval is not for any reason obtained by the Stockholder Meeting Deadline, then we will be obligated to make the payments to each purchaser (collectively the “Purchasers”) as set forth below in the form of liquidated damages and not as a penalty. The amount to be paid by us to each purchaser shall be equal to 1% of the product of (i) $0.30 and (ii) the number of Warrant Shares issuable upon exercise of all of the Warrants then held by such purchaser for each 30-day period (or pro rata for a lesser period) after the Stockholder Meeting Deadline during which Stockholder Approval is not obtained, subject to an overall limit of up to 50 months of partial liquidated damages. Therefore, based on 7,399,799 units sold, each 30-day period we may be obligated to pay up to an aggregate of $22,199 in liquidated damages for failure to obtain Stockholder Approval for any reason by the Stockholder Meeting Deadline.

On January 30, 2007, the Company’s shareholders via the affirmative vote of a majority of the votes of common stock held by them approved during the Company’s annual meeting for the Company to effect a Reincorporation Merger (as defined below). As a result, the Company became a Georgia Corporation and is currently authorized to issue up to 100,000,000 shares of Common Stock. Therefore, as of January 30, 2007 as a result of our failure to obtain Stockholder Approval by the Stockholder Meeting Deadline, we were obligated to pay to the Purchasers liquidated damages in an aggregate amount of $22,199.00. Furthermore, with the exception of the payment of said liquidated damages amount of $22,199.00, as a result of the Reincorporation Merger we are no longer subject to liquidated damages associated with the Stockholder Approval.

Neither the Shares offered and sold in the private placement nor the shares of Common Stock underlying the Warrants were registered under the Securities Act, and therefore may not be offered or sold in the United States absent registration or an applicable exemption from registration requirements. We offered and sold the above-referenced securities in reliance on the statutory exemption from registration in Section 4(2) of the Securities Act, and on Rule 506 under the Securities Act.

Annual Meeting of Stockholders — Proxy Statement on Schedule 14(a)

On January 3, 2007, we filed with the SEC a definitive Proxy Statement on Schedule 14(a) (the “Proxy Statement”), which is incorporated by reference herein with respect to the annual meeting of our stockholders which was held on January 30, 2007, at 4:30 p.m., Eastern Standard Time, at the Capital City Club located at 53 W. Brookhaven Dr. NE, Atlanta, Georgia 30319 (the “Annual Meeting”).

The following is a summary of the matters that our shareholders of record as of December 1, 2006 (the “Record Date”) approved at the Annual Meeting which took place on January 30, 2007:

(1)                                  Our shareholders elected Philip E. Lundquist, Ronan A. Harris and Robert T. Eramian to the Board of Directors, whereby each director elected by the stockholders will serve for a one-year term and until the election and qualification of his or her successor:

(2)                                 Our shareholders approved a proposal to change our state of incorporation from Nevada to Georgia by merging our company into our wholly-owned subsidiary incorporated in Georgia (the “Reincorporation Merger”);

(3)                                  Our shareholders ratified the appointment of E. Philip Bailey, CPA, PC as our independent registered public accounting firm for fiscal years 2006 and 2007.

The Reincorporation Merger

On January 30, 2007, our shareholders via the affirmative vote of a majority of the votes of common stock held by them approved during our annual meeting for us to effect a Reincorporation Merger pursuant to a certain Merger Agreement (the “Merger Agreement”). Pursuant to the Merger Agreement, each outstanding share of our Common Stock was automatically converted into one share of Vubotics Georgia, Inc. common stock, par value $.001 per share, at the effective time of the Reincorporation Merger. Subsequently, the Company changed its name from Vubotics Georgia, Inc. to Vubotics, Inc. For more information, see the Proxy Statement which is incorporated by reference herein.

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

Since the Company’s inception, the Company has incurred losses every quarter. The extent of the Company’s future operating losses and the timing of profitability are highly uncertain, and the Company may never achieve or sustain profitability. The Company has incurred significant net losses since inception, including net losses of approximately $2,559,170 in 2006, $2,038,096 in 2005, $741,014 in 2004, $391,309 in 2003 and $1,518,486 in 2002.  At December 31, 2006, the Company had an accumulated deficit of $14,070,562. The Company anticipates that the Company will continue to incur operating losses for the foreseeable future and it is possible that the Company will never generate substantial revenues from product sales.

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

The Company believes that the Company’s current cash and cash equivalents are not sufficient to meet projected operating requirements through December 2007. Therefore, the Company may seek additional funds from public and private stock or debt offerings, borrowings or other sources prior to such time. The Company’s capital requirements will depend on many factors, including:

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

As a result of these factors, the Company may need to raise additional funds, and these funds may not be available on favorable terms, or at all. Furthermore, if the Company issues equity or debt securities to raise additional funds, the Company’s existing stockholders may experience dilution, and the new equity or debt securities may have rights, preferences and privileges senior to those of the Company’s existing stockholders. In addition, if the Company raises additional funds through collaboration, licensing or other similar arrangements, it may be necessary to relinquish valuable rights to the Company’s potential products or proprietary technologies, or grant licenses on terms that are not favorable to the Company. If the Company cannot raise funds on acceptable terms, the Company may not be able to develop or enhance the Company’s products, execute the Company’s business plan, take advantage of future opportunities, or respond to competitive pressures or unanticipated customer requirements.

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

Risks Related To Capital Structure

There is no assurance of an established public trading market, which could adversely affect the ability of investors in the Company to sell their securities in the public markets.

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

To be considered a “penny stock,” securities must meet one or more of the definitions in Rules 15g-2 through 15g-6 promulgated under Section 15(g) of the Securities Exchange Act of 1934, as amended. These include but are not limited to the following: (i) the stock trades at a price less than $5.00 per share; (ii) it is NOT traded on a “recognized” national exchange; (iii) it is NOT quoted on the NASDAQ Stock Market, or even if so, has a price less than $5.00 per share; or (iv) is issued by a company with net tangible assets less than $2.0 million, if in business more than a continuous three years, or with average revenues of less than $6.0 million for the past three years. The principal result or effect of being designated a “penny stock” is that securities broker-dealers cannot recommend the stock but must trade in it on an unsolicited basis. Section 15(g) of the Securities Exchange Act of 1934, as amended, and Rule 15g-2 promulgated thereunder by the SEC require broker-dealers dealing in penny stocks to provide potential investors with a document disclosing the risks of penny stocks and to obtain a manually signed and dated written receipt of the document before effecting any transaction in a penny stock for the investor’s account.

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

Upon such time as the Company’s stock is actively traded, standards for compliance with Section 404 of the Sarbanes-Oxley Act of 2002 may be burdenson, and if the Company fails to comply in a timely manner, the Company’s business could be harmed and the Company’s stock price could decline.

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

ITEM 2. DESCRIPTION OF PROPERTY.

Our executive offices are located at 235 Peachtree Street NE, Suite 1725, Atlanta, GA 30303. We have a lease agreement for use of office space at this location under a 24 month arrangement. The office space contains approximately 1,923 square feet. We rent our office space at a monthly rate of $2,844.

We believe that our existing facilities will be adequate to meet our needs for the foreseeable future. Should we need additional space, management believes it will be able to secure additional space at commercially reasonable rates.

ITEM 3. LEGAL PROCEEDINGS.

None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

None.

PART II

ITEM 5. MARKET FOR COMMON EQUITY, RELATED STOCKHOLDER MATTERS, AND SMALL BUSINESS ISSUER PURCHASES OF EQUITY SECURITIES.

Our common stock is traded on the OTC Bulletin Board, referred to herein as the OTCBB, under the symbol “VBTC.OB” The following table sets forth, for the calendar periods indicated, the range of the high and low last reported bid prices of our common stock, as reported by the OTCBB.  The quotations represent inter-dealer prices without retail mark-ups, mark-downs or commissions, and may not necessarily represent actual transactions.

	High	Low

Fiscal Year 2005 (January 1, 2005 — December 31, 2005)
First quarter (January 1, 2005 - March 31, 2005) **	$0.10	$0.10
Second quarter (April 1, 2005 — June 30, 2005)	$0.10	$0.02
Third quarter (July 1, 2005 — September 30, 2005)	$0.25	$0.05
Fourth quarter (October 1, 2005 — December 31, 2005)	$0.25	$0.01

Fiscal Year 2006 (January 1, 2006 — December 31, 2006)
First quarter (January 1, 2006 - March 31, 2006)	$0.40	$0.15
Second quarter (April 1, 2006 — June 30, 2006)	$0.65	$0.25
Third quarter (July 1, 2006 — September 30, 2006)	$0.52	$0.37
Fourth quarter (October 1, 2006 — December 31, 2006)	$0.62	$0.30

*For the periods indicated, the Company’s common stock was not trading on its primary market.

** For the period indicated, trading in the Company’s common stock resumed on March 14, 2005.

As of December 31, 2006, there were approximately 554 holders of record of our common stock.

We have appointed Standard Registrar and Transfer Company, Inc., 12528 South 1840 East, Draper, Utah 84020, as transfer agent for our shares of common stock.

Dividend Policy

[The Company has never declared or paid any cash dividends on its common stock.  The Company currently intends to retain any earnings for use in its operations and expansion of its business and therefore does not anticpate paying any cash dividends in the foreseeable future.][To be confirmed.]

Issuer Purchase

The Company did not repurchase any of its equity securities during the years ended December 31, 2006 and 2005.

Equity Compensation Plan Information

In May 2006, our Board of Directors adopted our 2006 Stock Option and Restricted Share Plan (“2006 Incentive Award Plan” or “Plan”), to reserve 3,300,000 shares of the Company’s common stock for issuance upon the exercise of stock options or the grant of restricted shares, which adoption is subject to stockholder approval.  We plan to seek stockholder approval in order to satisfy the requirements for performance-based compensation under Section 162(m) of the Internal Revenue Code of 1986, as amended, the requirements under Section 422 of the Code with respect to incentive stock options to the extent such options are granted under the 2006 Incentive Award Plan. The following may be granted under the Plan: shares of restricted common stock; options to acquire shares of our common stock intended to qualify as incentive stock options, or ISOs, under Section 422(b) of the Code; or non-qualified stock options to acquire shares of our common stock, or NSOs.

The Plan provides that the exercise price for ISOs and NSOs shall not be less than the fair market value per share of our common stock at the date of grant. The Company cannot reprice outstanding options granted under the 2006 Incentive Award Plan without the consent of its stockholders. The option exercise price must be paid in full at the time the notice of exercise of the option is delivered to us and must be tendered in cash, or by personal or certified check. The Plan’s Administrator has the discretion to permit a participant to exercise by delivering a combination of shares and cash. Each option expires within 10 years of the date of grant. However, if ISOs are granted to persons owning more than 10% of our voting stock, the exercise price may not be less than 110% of the fair market value per share at the date of grant, and the term of the ISOs may not exceed five years. As of the six month period ending June 30, 2006, no securities were granted under this plan.

Other than the 2006 Incentive Award Plan, we maintain no other equity compensation plan pursuant to which we may grant equity awards to eligible persons.

The following table summarizes our equity compensation plan information as of December 31, 2006.

Plan Category(1)	Number of Shares to Be Issued upon Exercise of Outstanding Options, Warrants and Rights)	Weighted-Average Exercise Price of Outstanding Options, Warrants and Rights (b)	Number of Shares Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Shares Reflected in Column (a)) (c)

Equity Compensation plans approved by stockholders	0	N/A	N/A
Equity Compensation plans not approved by stockholders	0	N/A	3,300,000
Total	0	N/A	3,300,000

The Company has not declared dividends on its common stock and does not anticipate paying dividends on its common stock in the foreseeable future.

ITEM 6. MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.

Business Overview

The Company is a holding company with two non-operating subsidiaries,Quantum Reader, Inc. (“QR”) and Truscom, a Japanese subsidiary.

Vubotics is developing an extensive intellectual asset portfolio for the purposes of creating products and direct licensing. Revenue models include sale of product through distributor, sale of product through channel, royalty from embedded application on device, royalty from enabled application online, shared advertising revenue, sales of datapoints and outright licensing to third parties.  Given the nature of the revenue streams, VuBotics will use the best practices demonstrated by global IP entities to maximize its tax efficiencies, create formidable barriers to competition and an scalable world class research effort.  There can be no assurances that the projected potential applications will function in a way that will meet the Company’s revenue objectives or be accepted by the marketplace. See “Risk Factors.”

Certain Patent applications have been made in connection with the technology and the related methods of analysis, abstraction and delivery of electronic information. There can be no assurances that these patents will be granted. See “Risk Factors”.

Summary of Critical Accounting Policies

The Company has nominal operating revenue as it is in the development process of its product. At such time as the Company has revenue, the Company intends to adopt such policies as revenue recognition and stock compensation.

Results of Operations

General. The following discussion and analysis explains trends in the Company’s financial condition and results of operations for the years ended December 31, 2006 and 2005. The consolidated financial statements and notes thereto included as part of the financial statements should be read in conjunction with these discussions.

The Company incurred a net loss for the twelve months ended December 31, 2006 of $2,653,447. This compares to a loss of $2,038,096 for the same period in 2005, an increase of $615,351, or 30%

The Company recorded revenues of $37,000 for the year ended December 31, 2006 compared to $2,672 for the year ended December 31, 2005. These revenues were derived from a pilot project with a major media content provider.

The increase in net loss is primarily the result of an increase in product development of $381,486, marketing costs of $501,833 and General expenses of $655,263 offset by a gain on debt restructure of $798,046.

Liquidity and Sources of Capital

As of December 31, 2006, the Company had a cash balance of $513,947, and $544,056 in total assets. The Company’s current liabilities decreased from $2,958,525 to $1,767,475. This decrease is due to the restructure of notes payable whereby the terms were modified and accrued interest was forgiven.  The Company’s notes payable with an aggregate principal balance of $1,135,000 was restructured pursuant to agreements whereby the old notes and terms were exchanged for new notes and new terms.  Under the agreements, accrued interest of $935,546 was forgiven, interest rates were reduced to 10% and maturity was extended to December, 2008.  In addition, accrued interest of $191,185 was combined with the outstanding principal balance of one of the old notes into a new note.

Net cash used by operations was $1,614,989 related to the costs and expense of generating business, which primarily consisted of fees to employees, software developers and repayments of accrued liabilities.  Net cash used by investing activities was $32,213 consisting of equipment purchases.  On August 24, 2006, the Company sold 7,399,799 shares of common stock together with warrants to purchase up to an additional 7,399,799 shares of common stock for an aggregate of $2,219,940. The warrants have an exercise price of $0.60 per common share and a term of five years.  Net cash provided by financing activities was $2,160,966 for the twelve months ended December 31, 2006 resulting from the sale of common stock, the issuance of notes payable, and loans from a related party.  Notes payable on demand of $925,000 bear an interest rate of 10% per annum due December 31, 2008 and notes payable of $360,659 bear an interest rate of 10% per annum due December 15, 2008.  The company issued certain short-term notes with an aggregate principle amount of $235,000 due within twelve months.  The company paid these notes along with interest of $5,000 in August 2006.

The Company has financed its operations primarily through the sale of its common stock and notes payable.

The Company believes that its cash needs for the next twelve months will be met by debt financings, loans from its directors, officers and shareholders and private placements of Company securities. However, there can be no assurances that the Company will be successful in obtaining sufficient funds needed for the subsequent development of its business.  If the Company issues more shares of its common stock its shareholders may experience dilution in the value per share of their common stock.

The Company continues to investigate the availability, source and terms for external financing, but has not entered into any agreements at this time for such financing. The Company cannot assure funds will be available from any source, or, if available, that the Company will be able to obtain the funds on terms agreeable to it. Any additional debt the Company incurs could result in a substantial portion of its cash flows from operating activities, if any, being used for the payment of principal and interest on the indebtedness, and could render the Company more vulnerable to competitive challenges and economic downturns.

ITEM 7. FINANCIAL STATEMENTS.

The financial statements required by Item 310(a) of Regulation S-B are attached hereto as Exhibit A.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None.

ITEM 8A. CONTROLS AND PROCEDURES.

Based on his review and evaluation, which was completed in consultation with management in connection with the filing of this Form 10-KSB, the Company’s Chief Executive Officer and Chief Financial Officer has concluded that the design and operation of the Company’s disclosure controls and procedures (as defined in Rules 13a-14 and 15d-14 promulgated under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) were effective as of December 31, 2006 and as of the date of this report, in timely alerting the Company’s management to material information required to be included in this Form 10-KSB and other Exchange Act filings. There were no changes (including corrective actions with regard to significant deficiencies or material weaknesses) in the Company’s internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

ITEM 8B. OTHER INFORMATION.

None.

PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTIONS 16(A) OF THE EXCHANGE ACT.

DIRECTORS AND EXECUTIVE OFFICERS

Our executive officers and directors and their respective ages and positions as of December 31, 2006 are as follows:

Name	Age	Position

Philip E. Lundquist	71	Chief Executive Officer, Chief Financial Officer and Chairman
Ronan A. Harris	36	Director
Robert T. Eramian*	62	Director

*Robert E. Eramian was appointed as a director of the Company effective as of December 14, 2006.

The term of office of each director of the Company ends at the next annual meeting of the Company’s stockholders or when such director’s successor is elected and qualifies. No date for the annual meeting of stockholders is specified in the Company’s bylaws or has been fixed by the Board of Directors. Pursuant to the Company’s bylaws, the date of the annual meeting is to be determined by the current Board of Directors. On or about December 20, 2006, the Company filed with the SEC a preliminary Proxy Statement on Schedule 14(a) with respect to the Company’s annual meeting of the shareholders to be held January 30, 2007.

The following information sets forth the backgrounds and business experience of the directors, executive officers and key employees:

PHILIP E. LUNDQUIST - Mr. Lundquist has served as Secretary/Chief Financial Officer and a Chairman of the Board for the Company since January, 1999. On May 1, 2003, Mr. Lundquist was elected President and Chief Executive Officer of the Company. From 1988 to the present he has served as President of Lundquist Advisory Company, a company which provids corporate finance advisory services. He has held management positions at Reynolds Securities, Montgomery Securities, Inc. and Alex Brown & Sons in Miami, San Francisco and Baltimore. He was Director of Corporate Finance Deloitte & Touche, Atlanta, Georgia. Mr. Lundquist graduated from Williams College with a bachelors degree in political science and economics in 1957. During 1962 to 1964, he attended the Institute of Investment Banking at the Wharton School of Business, University of Pennsylvania.

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

ROBERT T. ERAMIAN - Mr. Eramian is Managing Director with Strategos Financial LLC, where he has been employed since 2005. Mr. Eramian works closely with Private Family Offices, Hedge Funds and Investment Advisors in his capacity as Managing Director at Strategos Financial, LLC.  From 2002 to 2005, Mr. Eramian was the National Sales Manager for the Philadelphia Financial Group.  From 2000 to 2002, Mr. Eramian handled offerings designed exclusively for high net worth clients while working at Deutsche Banc Alex Brown.  From 1994 to 2000, Mr. Eramian served as the Chief Executive Officer of Iatros Healthcare Corp.  Prior to 1994 Mr. Eramian worked as an Independent Consultant assisting two companies go from start-ups to being listed on the NYSE.  Mr. Eramian received his Bachelor of Arts from Merrimack College in 1966, his Master of Arts from Dayton University in 1967 and his Ph.D./ABD from Emory University in 1980.

Family Relationships

There are no family relationships among any of the officers or directors of the Company.

Board Committees

At this time, the Board has three committees identified. They are Governance, Compensation & Performance and Strategy.  The member of the Governance Committee is Philip E. Lundquist, Chairman & CEO.  The member of the Compensation & Performance Committee is Robert Eramian, Director.  The member of the Strategy Committee is Ronan Harris, Director.

Code of Ethics

The Company adopted a Code of Ethics (the “Code of Ethics”) applicable to the Company’s principal executive, financial and accounting officer and persons performing similar functions. In addition, the Code of Ethics applies to the Company’s employees, officers, directors, agents and representatives.  The Company’s Code of Ethics is intended to comply with the rules and regulations of the Securities and Exchange Commission and the rules of the NASDAQ Stock Market.  The Code of Ethics is attached hereto as Exhibit 14 and incoporated herein by reference and available, at no cost, from the Company upon written request to Philip E. Lundquist, Chief Executive Officer of Vubotics, Inc., 235 Peachtree Street NE, Suite 1725, Atlanta, GA 30303.

Director Compensation

The following table sets forth with respect to the named director, compensation information inclusive of equity awards and payments made in the fiscal year ended December 31, 2006.

Name (a)	Fees Earned or Paid in Cash ($) (b)	Stock Awards ($) (c)	Option Awards ($) (d)	Non-Equity Incentive Plan Compensation ($) (e)	Change in Pension Value and Nonqualified Deferred Compensation Earnings (f)	All Other Compensation ($) (g) (4)	Total ($) (h)
Philip E. Lundquist (5)	—	—	—	—	—	—	—
Ronan A. Harris	—	—	—	—	—	—	—
Robert T. Eramian (1)	—	—	—	—	—	—	—
Craig J. Larson (2)	—	—	—	—	—	—	—
Roy Dantzman (3)	—	—	—	—	—	—	—

(1)           Mr.Eramian appointed as a director of the Company effective as of December 14, 2006.

(2)           Craig J. Larson resigned as Chief Scientist and a director of the Company effective as of December 13, 2006.

(3)           Roy Dantzman resigned as a director of the Company effective as of December 14, 2006.

(4)           With the exception of reimbursement of expenses incurred by our named executive officers during the scope of their employment, none of the named executive received any other compensation, perquisites, personal benefits in excess of $10,000.

(5)           See Executive Compensation table below for the total amount of compensation received by Mr. Lundquist in his capacities as our CEO, President, CFO, Secretary and Treasurer.

Directors that are non-officers of the Company do not receive a cash retainer annually nor do they receive any remuneration for attendance at a board meeting, other than reimbursement for travel expenses.

CORPORATE GOVERNANCE

Board Determination of Independence

Our board of directors has determined that Messr. Eramian is each “independent” as that term is defined by the National Association of Securities Dealers Automated Quotations (“NASDAQ”).  Under the NASDAQ definition, an independent director is a person who (1) is not currently (or whose immediate family members are not currently), and has not been over the past three years (or whose immediate family members have not been over the past three years), employed by the company; (2) has not (or whose immediate family members have not) been paid more than $60,000 during the current or past three fiscal years;  (3) has not (or whose immediately family has not) been a partner in or controlling shareholder or executive officer of an organization which the company made, or from which the company received, payments in excess of the greater of $200,000 or 5% of that organizations consolidated gross revenues, in any of the most recent three fiscal years; (4) has not (or whose immediate family members have not), over the past three years been employed as an executive officer of a company in which an executive officer of Vubotics has served on that company’s compensation committee; or (5) is not currently (or whose immediate family members are not currently), and has not been over the past three years (or whose immediate family members have not been over the past three years) a partner of Vubotics’ outside auditor. A director who is, or at any time during the past three years, was employed by the Company or by any parent or subsidiary of the Company, shall not be considered independent.

Board of Directors Meetings and Attendance

The Board of Directors has responsibility for establishing broad corporate policies and reviewing our overall performance rather than day-to-day operations. The primary responsibility of our Board of Directors is to oversee the management of our company and, in doing so, serve the best interests of the company and our stockholders. The Board of Directors selects, evaluates and provides for the succession of executive officers and, subject to stockholder election, directors. It reviews and approves corporate objectives and strategies, and evaluates significant policies and proposed major commitments of corporate resources. Our Board of Directors also participates in decisions that have a potential major economic impact on our company. Management keeps the directors informed of company activity through regular communication, including written reports and presentations at Board of Directors.

We have no formal policy regarding director attendance at the annual meeting of stockholders, although all directors are expected to attend the annual meeting of stockholders if they are able to do so. The board of directors held 2 meetings in 2006, which were both telephonic. During both of the board meetings, all board members were present, either by person or on the telephone.

ITEM 10. EXECUTIVE COMPENSATION.

The following table provides certain summary information concerning compensation awarded to, earned by or paid to our Chief Executive Officer and other named executive officers and directors of our Company whose total annual salary and bonus exceeded $100,000 (collectively, the “named officers”) for fiscal year ended December 31, 2006.

Summary Compensation Table

Name & Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)		Option Awards ($) *	Non-Equity Incentive Plan Compensation ($)	Non- Qualified Deferred Compensation Earnings ($)	All Other Compensation ($) (1)	Total ($)
Philip Lundquist CEO, CFO, Chairman, Treasurer and Secretary	2006	40,833	—	360,300	(2)	—	—	—	—	401,133

(1) With the exception of reimbursement of expenses incurred by our named executive officers during the scope of their employment and stated stock award amounts, none of the named executives received any other compensation, perquisites, personal benefits in excess of $10,000.

(2) Mr. Lundquist received the following stock awards during the 2006 fiscal year in consideration for his services as the CEO, CFO, President, Chairman, Treasurer and Secretary of the Company for 2005 and 2006 fiscal years: (i) 1,100,000 shares of Common Stock on April 11, 2006 valued at $0.25 per share for a total compensation of $275,000. The Company’s board of directors approved the award in light of believing that total consideration of $275,000 was a fair estimate of the amount of compensation that should be granted to Mr. Lundquist for his services to the Company during fiscal year 2005 and as of April 11, 2006 for the 2006 fiscal year, and that the price of $0.25 per share was a fair value of our common stock on April 11, 2006, despite no trading activity being recorded as of that date; (ii) 342,000 shares of Common Stock on June 9, 2006 valued at $0.25 per share for a total compensation of $85,300. The Company’s board of directors approved the award in light of believing that total consideration of $85,300 was a fair estimate of the amount of compensation that should be granted to Mr. Lundquist for his services to the Company from April 11, 2006 to June 9, 2006 for the respective portion of 2006 fiscal year. The respective grants of common stock of the Company to Mr. Lundquist vested immediately on each date of the grants.

(3) Effective as of December 13, of 2006, Mr. Craig Larson resigned as our Chief Scientist and director. His annual compensation for the fiscal year ended December 31, 2006, did not exceed $100,000. See also “Transactions with Related Persons, Promoters and Certain Control Persons” section set forth below, for further description of Mr. Larson’s total compensation for the fiscal year ended December 31, 2006.

In addition, we do not have either (i) a plan that provides for the payment of retirement benefits, or benefits that will be paid primarily following retirement, including but not limited to tax-qualified defined benefit plans, supplemental executive retirement plans, tax-qualified defined contribution plans and nonqualified defined contribution plans, a (ii) any contract, agreement, plan or arrangement, whether written or unwritten, that provides for payment(s) to any of our named executive officers at, following, or in connection with the resignation, retirement or other termination of any of our named executive officers, or in connection with a change in control of our company or a change in any of our named executive officers’ responsibilities following a change in control, with respect to each of our named executive officers.

The following table sets forth the compensation earned by the Company’s Chief Executive Officer during the fiscal years ended December 31, 2005 and 2004, respectively, and other executive officers whose annual compensation exceeded $100,000 during these fiscal years.

				Long-term
				compensation		Payouts
		Annual		Restricted	Number		All
Name & Principal		Compensation		Stock	of	LTIP	other
Position	Year	Salary	Bonus	Awards	Options	payouts	Compensation
		$	$		($)	($)

Philip Lundquist	2005	0	0	0	0	0	$160,000	(1)
CEO, CFO, President, Chairman, Treasurer and Secretary	2004	0	0	0	0	0	250,000	(2)

Craig J. Larson (3)	2005	107,850	0	0	0	0	$0
Chief Scientist and Director	2004	0	0	0	0	0	0

(1) During 2005 fiscal year ended December 31, 2005, the Company granted Mr. Lunquist 900,000 shares of its Common Stock valued at $0.10 per share for a total compensation of $90,000, 200,000 shares valued at $0.10 per share for a total compensation of $20,000 and 200,000 shares of its Common Stock for a total compensation of $50,000; thereby, resulting in a total compensation of $160,000 during 2005 fiscal year, in consideration for his services as the CEO, CFO, President, Chairman, Treasurer and Secretary of the Company.

(2) During 2004 fiscal year ended December 31, 2004, the Company granted Mr. Lunquist 2,500,000 shares of its Common Stock valued at $0.10 per share for a total compensation of $250,000, in consideration for his services as the CEO, CFO, President, Chairman, Treasurer and Secretary of the Company.

(3) Mr. Larson resigned as Chief Scientist on December 13, 2006. See Summary Compensation Table, footnote #3, set forth above and “Transactions with Related Persons, Promoters and Certain Control Persons” section set forth below, for Mr. Larson’s total compensation for the fiscal year ended December 31, 2006.

OUTSTANDING EQUITY AWARDS AT FISCAL YEAR-END

The following table sets forth information concerning unexercised options; stock that has not vested; and equity incentive plan awards for each of our named executive officers outstanding as of the end of our fiscal year ended December 31, 2006.

	Option Awards					Stock Awards
Equity
								Equity	Incentive
								Incentive	Plan Awards:
								Plan	Market or
								Awards:	Payout
								Number	Value
Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)	Option Exercise Price ($)	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested (#)	Market Value of Shares or Units of Stock That Have Not Vested ($)	of Unearned Shares, Units or Other Rights That Have Not Vested (#)	of Unearned Shares, Units or Other Rights That Have Not Vested ($)
Philip E. Lundquist	—	—	—	—	—	—	—	—	—
Craig Larson (1)	—	—	—	—	—	—	—	—	—

(1)             Craig J. Larson resigned as the Chief Scientist and a director of the Company effective as of December 13, 2006.

In addition, we do not have either (i) a plan that provides for the payment of retirement benefits, or benefits that will be paid primarily following retirement, including but not limited to tax-qualified defined benefit plans, supplemental executive retirement plans, tax-qualified defined contribution plans and nonqualified defined contribution plans, a (ii) any contract, agreement, plan or arrangement, whether written or unwritten, that provides for payment(s) to any of our named executive officers at, following, or in connection with the resignation, retirement or other termination of any of our named executive officers, or in connection with a change in control of our company or a change in any of our named executive officers’ responsibilities following a change in control, with respect to each of our named executive officers.

Employment Agreements with Executive Officers

We have no employment agreements with our employees.  In addition, the Company has contracted with several consulting entities to fulfill specific roles and functions.  Each consulting engagement has been designed to gain access to a level of experience and technical expertise that would not be available through traditional employment strategies.

Director Compensation

Name	Fees Earned or Paid in Cash ($)	Stock Awards ($)	Non-Equity Incentive Plan Compensation ($)	Non- Qualified Deferred Compensation Earnings ($)	All Other Compensation ($) (1)	Total ($)
Ronan A. Haris
Roy Rantzamn(1)
Robert T. Eramain (2)

(1) Roy Dantzman resigned from his position as a director on December 14, 2006.

(2) Robert T. Eramian was appointed as a Director on December 14, 2006.

The Company does not have currently pay any compensation to its Directors.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth information regarding the beneficial ownership of the Company’s common stock as of  December 31, 2006, except as otherwise indicated in the relevant footnote, by (1) each person or group that we know beneficially owns more than 5% of our common stock, (2) each of our directors and the director nominees, (3) our Chief Executive Officer, and our four most highly compensated executive officers other than our Chief Executive Officer for the fiscal year ended December 31, 2005, collectively referred to in this report as the “Named Executive Officers,” and (4) all current executive officers and directors as a group. Unless otherwise indicated, the address of each person identified below is c/o Vubotics, Inc., 235 Peachtree Street NE, Suite 1725, Atlanta, GA 30303.

The percentages of beneficial ownership shown below are based on 49,885,718 shares of our common stock outstanding as of December 31, 2006, unless otherwise stated. Beneficial ownership is determined in accordance with the rules of the Securities and Exchange Commission and generally includes those securities over which a person may exercise voting or investment power. In addition, shares of common stock which a person has the right to acquire upon the exercise of stock options within 60 days of December 31, 2006 are deemed outstanding for the purpose of computing the percentage ownership of that person, but are not deemed outstanding for computing the percentage ownership of any other person. Except as indicated in the footnotes to this table or as affected by applicable community property laws, the persons named in the table have sole voting and investment power with respect to all shares of common stock beneficially owned.

Name	Title of Class	Name and Address of Beneficial Owner	Amount and Nature of Benefical Owner	Percentage of Class Beneficially Owned
Philip E. Lundquist (1)	7,441,102	14.90%	7,441,102	14.90%
Ronan A. Harris (2)	589,323	1.18%	589,323	1.18%
Robert T. Eramian (2)	360,000	*	360,000	*
Potomac Capital Management Inc. (3) 825 Third Avenue 33rd Floor New York, NY 10022	5,466,266	10.96%	5,466,266	0%
All current directors and named officers as a group (3 in all)	8,390,425	16.82%	8,390,425	16.82%

* Represents less than 1%.

(1             Includes 1,239,019 shares held in trust for Philip E. Lundquist.

(2)           Beneficial ownership consists entirely of common stock.

(3)           Consists of (i) 2,733,133 shares of common stock, and (ii) 2,733,133 shares of common stock underlying the warrants acquired by the indicated beneficial owner in the August 2006 financing. Such exercise would assume the waiver by the beneficial owner of the provision limiting its ability to exercise the warrants to purchase up to 9.99% of the issued and outstanding shares of common stock.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

The following information summarizes certain transactions either engaged in during the last two years or proposed to be engaged in by the Company’s executive officers, directors, more than 5% stockholders, or immediate family members of such persons.

TRANSACTIONS WITH RELATED PERSONS, PROMOTERS AND CERTAIN CONTROL PERSONS

During the fiscal years ending December 31, 2006 and 2005, the Company issued a total of 7,190,483 shares, all at a price equal to market value, of which 1,948,483 were issued in repayment of cash advances previously made by Mr. Lundquist to the Company, 2,500,000 were issued in consideration of services rendered by Mr. Lundquist during prior years, and 2,742,000 were issued in consideration of Mr. Lundquist’s services rendered during 2005 and 2006.  As of December 31, 2006, the outstanding amount of cash advances still owed to Mr. Lundquist by the Company is $78,985.

In November, 2004, we acquired QuantumReader, Inc. (“QR”), pursuant to the acquisition of all of the issued and outstanding stock of QR in a stock for stock transaction. The transaction was valued at $102,574 with $2,574 being allocated for liabilities assumed and 1,000,000 shares of the Company’s common stock issued for the technology of QR. As part of the acquisition, all intellectual property rights held by the developers of the QuantomReader technology were assigned to QR. The QuantumReader and its related technologies were initially created by Craig Larson, our then Chief Scientist and director. As part of the purchase of QR, we entered into an agreement with Ekistics Research, LLC (“Ekistics”), an entity controlled by Mr. Larson obligating us to pay Ekistics $135,900 for the industrial design and engineering services that were provided in 2005. During the fiscal year ended December 31, 2006, we paid $73,976 to Ekistics, for the industrial design and engineering services provided to us during the 2006 fiscal year. Effective December 13, 2006, Mr. Larson resigned as our Chief Scientist and director.

There have not been any other transactions or proposed transactions during the fiscal years ended December 31, 2006, 2005 and 2004, to which we were or are to be a party, in which our officers, directors or nominees had or are to have a direct or indirect material interest.

Review, Approval or Ratification of Transactions with Related Persons

We believe that the terms of all of the above transactions are commercially reasonable and no less favorable to us than we could have obtained from an unaffiliated third party on an arm’s length basis. Our policy requires that all related parties recuse themselves from negotiating and voting on behalf of our company in connection with related party transactions.

Parents

Not applicable

Promoter and Certain Control Persons

Not applicable.

Section 16(a) Beneficial Ownership Reporting Complience

Section 16(a) of the Securities Exchange Act of 1934 requires the Company directors, executive officers and persons who own more than ten percent of a registered class of the Company’s equity securities, to file with the Securities and Exchange Commission (“SEC”) initial reports of ownership and reports of changes in ownership of common stock and the Company’s other equity securities. Officers, directors and greater than ten-percent beneficial owners are required by SEC regulations to furnish the Company with copies of all Section 16(a) reports they file. During the year ended December 31, 2006, Form 3s and Form 5s for Messrs. Lundquist, Harris, Eramian, Teters, Larson and Dantzman were not filed as required. The Company has been informed by each of these individuals that these delinquent forms are in the process of being filed.

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

14.0	Code of Ethics.

23	Consent of Independent Certified Public Accountant

31	Rule 13a — 14(a)/15d-14(a) Certification of Chief Executive Officer.

31.1	Rule 13a — 14(a)/15d-14(a) Certification of Chief Financial Officer.

32	Statement of Chief Executive Officer and Chief Financial Officer pursuant to Section 1350 of Title 18 of the United States Code

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES.

Audit fees

Audited-Related Fees

Fees billed for professional services rendered for the audit of the Company’s annual financial statements for the fiscal year ended December 31, 2006 and the reviews of the financial statements included in Forms 10-QSB for fiscal 2006 are $14,250.

Tax Fees

None.

All Other Fees

None.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, hereunto duly authorized.

VUBOTICS, INC.

Dated: April 2, 2007	/s/ Philip E. Lundquist

Philip E. Lundquist, Director, Chief Executive Officer
and Chief Financial Officer

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Dated: April 2, 2007	/s/ Philip E. Lundquist

Philip E. Lundquist, Director, Chief Executive Officer
and Chief Financial Officer

Dated: April 2, 2007	/s/ Robert T. Eramian

Robert T. Eramian, Director

Dated: April 2, 2007	/s/ Ronan A. Harris

Ronan A. Harris, Director

VUBOTICS, INC. AND SUBSIDIARIES

(FKA Halifax International, Inc.)

CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2006

INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM’S REPORT

To the Board of Directors and Shareholders Vubotics, Inc (FKA Halifax International, Inc.) Atlanta, Georgia

We have audited the accompanying consolidated balance sheet of Vubotics, Inc. (a Georgia corporation) and subsidiaries as of December 31, 2006, and the related consolidated statements of operations, stockholders’ deficit and cash flows for the year ended December 31, 2006. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Vubotics, Inc. and subsidiaries as of December 31, 2006, and the results of its operations and cash flows for the year ended December 31, 2006, in conformity with U.S. generally accepted accounting principles.

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

WT Uniack & Co., CPAs, P.C.

Atlanta, Georgia

March  30, 2007

VUBOTICS, INC. AND SUBSIDIARIES

(FKA HALIFAX INTERNATIONAL, INC.)

CONSOLIDATED BALANCE SHEET

DECEMBER 31, 2006

ASSETS

Current Assets
Cash	$513,947
Deposits	1,297
Total current assets	515,244

Other Assets
Fixed assets, net	28,812
Intangible asset	102,529
Impairment reserve	(102,529)
Total other assets	28,812

Total Assets	$544,056

LIABILITIES AND STOCKHOLDERS’ DEFICIT

Current Liabilities
Notes payable — current portion	$400,000
Accrued expenses	1,215,434
Accrued interest	6,042
Due to related party	78,985
Accrued payroll	67,014
Total current liabilities	1,767,475

Notes Payable	702,344

Total liabilities	2,469,819

Stockholders’ (Deficit)
Common stock, $0.001 par value, 100,000,000 shares authorized, 49,825,718 shares issued and outstanding	49,826
Preferred stock, $0.001 par value,25,000,000 shares authorized, no shares issued and outstanding	—
Additional paid-in capital	12,189,250
Accumulated deficit	(14,164,839)
(1,925,763)

Total Liabilities and Stockholders’ Deficit	$544,056

The accompanying notes are an integral part of these consolidated financial statements.

VUBOTICS, INC. AND SUBSIDIARIES

(FKA HALIFAX INTERNATIONAL, INC.)

CONSOLIDATED STATEMENTS OF OPERATIONS

FOR THE YEARS ENDED DECEMBER 31, 2006 AND 2005

	2006	2005

Revenue	$37,000	$2,672

Cost of sales	—	2,675

Gross profit	37,000	(3)

Product Development	568,671	187,185
Sales and marketing	774,421	272,588
General and administrative	2,111,950	1,456,687
	3,455,042	1,916,460

Loss from operations	(3,418,042)	(1,916,463)

Interest expense	(45,084)	(146,633)
Gain on debt restructure	798,046	—
Other income	—	25,000
Interest income	11,633	—
	764,595	(121,633)

Net loss	$(2,653,447)	$(2,038,096)

Net loss per common share - basic and fully diluted	$(0.06)	$(0.06)

Weighted average number of common shares outstanding	43,158,271	31,829,906

The accompanying notes are an integral part of these consolidated financial statements.

VUBOTICS, INC. AND SUBSIDIARIES

(FKA HALIFAX INTERNATIONAL, INC.)

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ DEFICIT

FOR THE YEARS ENDED DECEMBER 31, 2006 AND 2005

			Common	Additional		Total
	Common Stock		Stock to be	Paid-In	Accumulated	Stockholders’
	Shares	Amount	Issued	Capital	Deficit	Deficit

Balance, December 31, 2004	26,127,609	$26,128	$67	$7,093,006	$(9,473,296)	$(2,354,095)

Issuance of common stock for cash	2,533,333	2,533	(67)	480,034	—	482,500

Issuance of common stock for services	6,385,332	6,385	—	932,511	—	938,896

Common stock redeemed	(49,000)	(49)	—	(7,201)	—	(7,250)

Common stock to be issued	198,000	—	198	20,802	—	21,000

Net loss	—	—	—	—	(2,038,096)	(2,038,096)

Balance, December 31, 2005	35,195,274	$34,997	$198	$8,519,152	$(11,511,392)	$(2,957,045)

Issuance of common stock for cash	8,822,133	9,021	(198)	2,271,578	—	2,280,401

Issuance of common stock for settlement of loans	1,948,483	1,948	—	435,373	—	437,321

Issuance of common stock for services	3,859,828	3,860	—	963,147	—	967,007

Net loss	—	—	—	—	(2,653,447)	(2,653,447)

Balance, December 31, 2006	49,825,718	$49,826	$—	$12,189,250	$(14,164,839)	$(1,925,763)

The accompanying notes are an integral part of these consolidated financial statements.

VUBOTICS, INC. AND SUBSIDIARIES

(FKA HALIFAX INTERNATIONAL, INC.)

CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE YEARS ENDED DECEMBER 31, 2006 AND 2005

	2006	2005

Cash Flows From Operating Activities
Net loss	$(2,653,447)	$(2,038,096)
Adjustments to reconcile net loss to net cash used in operating activities:
Issuance of common stock for services	967,007	938,896
Gain on debt restructure	(798,046)	—
Depreciation	3,401	—
Increase (decrease) in operating liabilities:
Accounts payable and accrued expenses	833,098	96,709
Accrued payroll and payroll liabilities	67,014	—
Accrued interest	(34,016)	146,633
Net cash used in operating activities	(1,614,989)	(855,858)

Cash Flows From Investing Activities
Purchase of fixed assets	(32,213)	—

Cash Flows From Financing Activities
Proceeds from issuance of common stock	2,280,401	482,500
Redemption of common stock	—	(7,250)
Proceeds from common stock to be issued	—	21,000
Principal payments on notes payable	(286,733)	—
Loans from related party	167,298	343,746
Net cash provided by financing activities	2,160,966	839,996

Net increase (decrease) in cash	513,764	(15,862)
Cash — beginning of year	183	16,045
Cash — end of year	$513,947	$183

Supplemental disclosures of cash flow information
Cash paid for interest	$70,142	$—
Cash paid for income taxes	$—	$—

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

DECEMBER 31, 2005 AND 2004

NOTE 1 - ORGANIZATION AND DESCRIPTION OF BUSINESS

Business Operations

In 2004, Halifax International, Inc. changed its name to Vubotics, Inc. (the “Company”).

Vubotics, through one of its wholly-owned subsidiaries, QuantumReader, Inc., is developing a new type of software product called Quantum Reader. According to the Company. Quantum Reader is a hardware independent software system which changes the way in which text is displayed on electronic displays.

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

The Company recognizes revenue when persuasive evidence of an arrangement exists, fees are fixed or determinable, delivery has occurred and collection is reasonably assured. Revenue is not recognized until title has passed and risk of loss has transferred to the customer, which occurs at time of shipment. Services to be performed and revenue thus recognized have occurred and are acknowledged by the customer in a manner that readily suggests in form and in substance that resources have been consumed and utilized and have met those customer expectations, terms and conditions of which are usually set in contractual format.

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

Research and Development

The Company expenses research and development costs as incurred.

Significant Recent Accounting Pronouncements

In March 2005, the SEC issued Staff Accounting Bulletin No. 107 (“SAB 107”), which offers guidance on SFAS 123(R). SAB 107 was issued to assist preparers by simplifying some of the implementation challenges of SFAS 123(R) while enhancing the information that investors receive. SAB 107 creates a framework that is premised on two overarching themes: (a) considerable judgment will be required by preparers to successfully implement SFAS 123(R), specifically when valuing employee stock ptions; and (b) reasonable individuals, acting in good faith, may conclude differently on the fair value of employee stock options.

In May 2005, the FASB issued SFAS 154, “Accounting Changes and Error Corrections”. SFAS No. 154 establishes new standards on accounting for changes in accounting principles. Pursuant to the new rules, all such changes must be accounted for by retrospective application to the financial statements of prior periods unless it is impracticable to do so. SFAS No. 154 supersedes Accounting Principles Bulletin (APB) Opinion 2, “Accounting for Changes” and SFAS No. 3 “Reporting Accounting Changes in Interim Financial Statements”, though it carries forward the guidance of those pronouncements with respect to accounting for changes in estimates, changes in the reporting entity, and error corrections. This statement is effective for accounting changes and error corrections made in years beginning after December 15, 2005, with early adoption permitted for changes and corrections made in years beginning after May 2005. The adoption of SFAS No. 154 did not have a material impact on the Company’s financial statements.

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

In February 2006, the FASB issued SFAS 155, Accounting for Certain Hybrid Financial Instruments — an amendment of FASB Statements 133 and 140, (“SFAS155”). SFAS will be effective for the Company beginning January 1, 2007. The statement permits interests in hybrid financial instruments that contain an embedded derivative that would otherwise require bifurcation, to be accounted for as a single financial instrument at fair value, with changes in fair value recognized in earnings. This election is permitted on  an instrument by instrument basis for all hybrid financial instruments held, obtained, or issued as of the adoption date. The adoption had no impact to the Company’s consolidated financial position, results of operations or cash flows.

In June 2006, the FASB issued FASB Interpretation No. 48, Accounting for Uncertainty of Income Taxes-an interpretation of FASB Statement No. 109 (“FIN48”), Which clarifies the accounting for uncertainty in income tax positions. This Interpretation requires that the Company recognize in the consolidated financial statements the impact of a tax position that is more likely than not to be sustained upon examination based on the technical merits of the position. The provisions of FIN 48 will be effective or the Company as of the beginning of the Company’s 2008 fiscal year, with the cumulative effect of the change in accounting principle recorded as an adjustment to opening retained earnings. The provisions of FASB  Interpretation 48 are not expected to any impact on the Company’s financial statements.

In September 2006, the FASB issued FASB No. 158, Employers’ Accounting for Defined Benefit Pension and Other Postretirement Benefits (“FAS 158”). FAS 158 addresses the accounting for defined benefit pension plans and other postretirement benefit plans

(“plans”). Specifically, FAS 158 requires companies to recognize an asset for a plan’s over funded status or a liability for a plan’s under funded status and to measure a plan’s assets and its obligations that determine its funded status as of the end of the company’s fiscal year, the offset of which is recorded, net of tax, as a component of other comprehensive income in shareholders’ equity. FAS 158 will be effective for the Company as of September 30, 2007 and applied prospectively. The provisions of FAS 158 are not expected to have any impact on the Company’s financial statements.

In September 2006, the FASB issued FASB statement No. 157, Fair Value Measurements (“FAS 157”). FAS 157 establishes a single authoritative definition of fair value, sets out a framework for measuring fair value and expands on required disclosures about fair value measurement. FAS 157 is effective for the Company on October 1, 2008 and will be applied prospectively. The provisions of FAS 157 are not expected to have a material impact on the Company’s financial statements.

Other recent accounting pronouncements issued by the FASB (including its Emerging Issues Task Force (“EITF”)), the American Institute of Certified Public Accountants (“AICPA”), and the SEC did not or are not believed by management to have a material impact on the Company’s present or future financial statements.

NOTE 3 - NOTES PAYABLE

The Company’s notes payable at December 31, 2006 are summarized as follows:

10% notes payable to a stockholder. The note is unsecured.	$628,500

10% notes payable to a stockholder. The note are unsecured.	174,000

10% notes payable to a stockholder. The note are unsecured.	299,844

Total notes payable	$1,102,344

The aggregate principal amounts of the notes payable maturing in subsequent years as of December 31, 2006 are as follows:

Amount currently outstanding:	$702,344
Currently Due:	$400,000

NOTE 4 — PURCHASE OF QUANTUM READER, INC. AND RELATED IMPAIRMENT

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

The Company currently does not present any indefinite-lived intangible assets in its balance sheet. For the year ended December 31, 2005 and in accordance with SFAS No. 142, the Company performed its annual impairment test of its intangible asset and concluded that an impairment existed at that date. The factors considered led to a substantial doubt of the Company’s ability to recover its investment due to a lack of certainty in future cash flows calculated on an undiscounted basis. In addition, based on its fair market value estimate the related write down was required to record the intangible asset on its fair market value.

NOTE 5 - INCOME TAXES

The effective tax rate varies from the maximum federal statutory rate as a result of the following items for the twelve months ended December 31, 2006 and 2005:

	December 31, 2006	December 31, 2005

Tax benefit computed at the maximum federal statutory rate	(34.0)%	(34.0)%

State tax rate, net of federal tax benefit	(4.5)	(4.5)

Increase in valuation allowance	38.5	38.5

Effective income tax rate	0.0%	0.0%

Deferred income tax assets and the related valuation allowances result principally from the potential tax benefits of net operating loss carryforwards.

The Company has recorded a valuation allowance to reflect the uncertainty of the ultimate utilization of the deferred tax assets as follows:

	December 31, 2006	December 31, 2005

Deferred tax assets	$5,453,000	$4,432,000

Less valuation allowance	(5,453,000)	(4,432,000)

Net deferred tax assets	$—	$—

For financial statement purposes, no tax benefit has been reported as the Company has had significant losses in recent years and realization of the tax benefits is uncertain. Accordingly, a valuation allowance has been established in the full amount of the deferred tax asset.

At December 31, 2006, the Company had net operating loss carryforwards of approximately $14,165,000 which will be available to offset future taxable income. These net operating loss carryforwards expire at various times through 2026. The utilization of the net operating loss carryforwards is dependent upon the Company’s ability to generate sufficient taxable income during the carryforward period.

NOTE 6 - RELATED PARTY TRANSACTIONS

Loans totaling a net of $273,850 were received from Philip E. Lundquist, an officer and shareholder, during the year ended December 31, 2006.

During the fiscal years ending December 31, 2006 and 2005, the Company issued a total of 7,190,483 shares, all at a price equal to market value, of which 1,948,483 were issued in repayment of cash advances previously made by Mr. Lundquist to the Company, 2,500,000 were issued in consideration of services rendered by Mr. Lundquist during prior years, and 2,742,000 were issued in consideration of Mr. Lundquist’s services rendered during 2005 and 2006. As of December 31, 2006, the outstanding amount of cash advances still owed to Mr. Lundquist by the Company is $78,985.

Subsequent to year end, John F. Ellingson was appointed as President. During the year ended December 31, 2006, Vision Factory, LLC, 50% owned by Mr. Ellingson was paid $90,500 for Management services performed by Mr. Ellingson. In addition, Vision Factory, Inc. was paid $90,500 for Sales and marketing services performed by Mr. Ellingson’s partner.

NOTE 7 - COMMITMENTS AND CONTINGENCIES

None

NOTE 8 — GOING CONCERN

These consolidated financial statements have been prepared in accordance with generally accepted accounting principles applicable to a going concern, which contemplates the realization of assets and the satisfaction of liabilities and commitments in the normal course of business. However, the Company has incurred net losses of $2,653,447 and $2,038,096 for the twelve months ended December 31, 2006 and 2005, respectively. The Company also had a working capital deficiency of $1,252,231 and an equity deficiency of $1,925,763 at December 31, 2006 and has significant currently maturing debt and related accrued interest thereto. The Company has raised capital to fund the operating activities primarily through private equity infusions from stockholders, loans through stockholders and other demand loans. The Company intends on financing its future development activities and its working capital needs largely from the sale of public equity securities with some additional funding from other traditional financing sources, including term notes, until such time that funds provided by operations are sufficient to fund working capital requirements.

These factors, among others, raise substantial doubt about the Company’s ability to continue as a going concern for a reasonable period of time.

The consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts other than what is described in Note 4.

NOTE 9 — SUBSEQUENT EVENT — (Unaudited)

On February 6, 2007, the Company was served with a complaint which had been filed on January 29, 2007 in the Superior Court of Fulton County, Georgia by Ekistics Research, LLC and Craig J. Larson, a former director and officer of the Company, against the Company and Vubotics Georgia, Inc. The complaint alleged, among other things, that the Company breached its obligation to provide up to $500,000 for working capital, software development, inventory purchases and promotion of the QuantumReader software during the 12-month period after the Company’s acquisition of QuantumReader, Inc. under the Plan and Agreement of Reorganization dated November 17, 2004 among the Company, Mr. larson and others. The plaintiffs were seeking monetary damages, as well as an injunction requiring the Company to provide Mr. Larson with a non-exclusive, worldwide, perpetual, irrevocable, paid-up license to the QuantumReader software.

On March, 2007, Ekistics Research, LLC and Mr. Larson withdrew the complaint.

On January 18, 2007, John F. Ellingson was appointed President of the Company (see Note 6).