Form 10QSB
period 2007-03-31
VUBOTICS INC
filed 2007-05-15
CIK 1100981

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-QSB

☒ Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2007

☐ Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from                          to

Commission File Number 0-30161

VUBOTICS, INC.

(Exact name of registrant as specified in its charter)

GEORGIA	58-2212465
(State of Incorporation)	(I.R.S. Employer Identification No.)

235 Peachtree Street NE

Suite 1725

Atlanta, GA  30303

(404) 474-2576

(Issuer’s telephone number)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15 (d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒  No ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐  No ☒

State the number of shares outstanding of each of the issuer’s classes of common stock at the latest practicable date: as of May 14, 2007, the registrant had 52,273,718 shares of common stock, $0.001 par value, issued and outstanding.

Transitional Small Business Disclosure Format (check one).  Yes ☐  No ☒

VUBOTICS, INC AND SUBSIDIARIES

FORM 10-QSB REPORT INDEX

PART I.  FINANCIAL INFORMATION.

Item 1.  Financial Statements.

VUBOTICS, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEET

MARCH 31, 2007 (Unaudited)

ASSETS

Current Assets
Cash	$64,893
Accounts receivable	24,000
Deposits	1,297
Total current assets	90,190

Other Assets
Fixed assets, net of accumulated depreciation of $5,102	27,919
Intangible assets	102,529
Impairment reserve	(102,529)

Total Assets	$118,109

LIABILITIES AND STOCKHOLDERS’ DEFICIT

Current Liabilities
Accounts payable and accrued expenses	$638,063
Accrued payroll	47,433
Accrued interest	5,416
Bridge loan	75,000
Notes payable — current portion	400,000
Due to related party	66,485
Total current liabilities	1,232,397

Notes payable — long term	588,655

Total liabilities	1,821,052

Stockholders’ (Deficit)
Common stock, $0.001 par value, 100,000,000 shares authorized, 52,228,718 shares issued and outstanding	52,229
Preferred stock, $0.001 par value, 25,000,000 shares authorized, no shares issued and outstanding	—
Additional paid-in capital	12,907,747
Accumulated deficit	(14,662,919)
(1,702,943)

Total Liabilities and Stockholders’ Deficit	$118,109

The accompanying notes are an integral part of these consolidated financial statements.

VUBOTICS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

FOR THE THREE MONTHS ENDED MARCH 31, 2007 AND 2006

(Unaudited)

	2007	2006

Revenue	$24,000	$—

Product development	258,364	49,600
Sales and marketing	96,646	36,715
General and administrative	164,904	129,762
	519,914	216,077

Loss from operations	(495,914)	(216,077)

Interest expense	(3,811)	(34,550)
Interest income	1,645	—
	2166	(34,550)

Net loss	$(498,080)	$(250,627)

Net loss per common share - basic and fully diluted	$(0.01)	$(0.01)

Weighted average number of common shares outstanding	50,342,541	36,282,469

The accompanying notes are an integral part of these consolidated financial statements.

VUBOTICS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE THREE MONTHS ENDED MARCH 31, 2007 AND 2006

(Unaudited)

	2007	2006

Cash Flows From Operating Activities
Net loss	$(498,080)	$(250,627)
Adjustments:
Issuance of common stock for services	720,900	140,150
Depreciation	1,701	—
Changes in:
Accounts receivable	(24,000)	—
Accounts payable and accrued expenses	(577,371)	(47,565)
Accrued payroll	(19,581)	—
Accrued interest	(626)	34,550
Net cash used in operating activities	(397,057)	(123,492)

Cash Flows From Investing Activities
Purchase of fixed assets	(808)	—

Cash Flows From Financing Activities
Proceeds from issuance of common stock	—	124,188
Proceeds from bridge loan	75,000	—
Repayments of notes payable	(113,689)	—
Loans repayments	(12,500)	—
Net cash (used) provided by financing activities	(51,189)	124,188

Net (decrease) increase in cash	(449,054)	696
Cash — beginning of period	513,947	183
Cash — end of period	64,893	879

Supplemental disclosures of cash flow information
Cash paid for interest	$17,589	$—

The accompanying notes are an integral part of these consolidated financial statements.

SUPPLEMENTAL DISCLOSURES OF NON-CASH INVESTING AND FINANCING ACTIVITIES

During the three months ended March 31, 2007:

The Company issued 2,403,000 shares of common stock for services rendered in 2006 valued at $720,900.

VUBOTICS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED MARCH 31, 2007 AND 2006

(Unaudited)

NOTE 1 - ORGANIZATION AND DESCRIPTION OF BUSINESS

Business Operations

In 2004, Halifax International, Inc. changed its name to VuBotics, Inc. (the “Company”). The Company is an intellectual asset development and marketing company with two non-operating subsidiaries, QuantumReader, Inc. (“QR”) and Truscom, a Japanese subsidiary.

The Company, through one of its wholly-owned subsidiaries, QuantumReader, Inc., is developing a new type of software product called QuantumReader. According to the Company, QuantumReader is a hardware independent software system which changes the way in which text is displayed on electronic displays.

Going Concern

These consolidated financial statements have been prepared in accordance with generally accepted accounting principles applicable to a going concern, which contemplates the realization of assets and the satisfaction of liabilities and commitments in the normal course of business. In the opinion of management, the accompanying unaudited financial statements fairly present the financial position of the Company at March 31, 2007 and its results of operations and cash flows for all periods presented.

As of March 31, 2007, the Company has accumulated net operating losses of $14,662,919. The Company also had a working capital deficiency of $1,142,207 and an equity deficiency of $1,702,943 at March 31, 2007 and has significant currently maturing debt. The Company has raised capital to fund the operating activities primarily through private equity infusions from stockholders, loans through stockholders and other demand loans. The Company intends on financing its future development activities and its working capital needs largely from the sale of public equity securities with some additional funding from other traditional financing sources, including term notes, until such time that funds provided by operations are sufficient to fund working capital requirements.

These factors, among others, raise substantial doubt about the Company’s ability to continue as a going concern for a reasonable period of time.

The financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts.

NOTE 2 - NOTES PAYABLE

The Company’s notes payable at March 31, 2007 are summarized as follows:

10% note payable to a stockholder. The note is unsecured. Interest is payable monthly.	$556,775

10% note payable to a stockholder. The note is unsecured. Interest is payable monthly.	154,475

10% note payable to a stockholder. The note is unsecured. Interest is payable quarterly.	277,405

Total notes payable	$988,655

The aggregate principal amounts of the notes payable maturing in subsequent years as of March 31, 2007 are as follows:

Amount outstanding in subsequent years	$588,655
Currently Due:	$400,000

NOTE 3 - STOCKHOLDERS’ EQUITY

During the three months ended March 31, 2007:

The Company issued 2,403,000 shares of unregistered common stock in lieu of cash for services rendered in 2006 valued at $720,900 (all shares were issued at a price equal to the closing price of our common stock on date of issuance).

NOTE 4 - COMMITMENTS AND CONTINGENCIES

Litigation

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

In March, 2007, Ekistics Research, LLC and Mr. Larson withdrew the complaint.  However, they have the option of re-filing the complaint at a later date.

NOTE 5 - RELATED PARTY TRANSACTIONS

In March, 2007 the Company received a $75,000 unsecured bridge loan from a shareholder.  The proceeds will be used for working capital purposes.

During the three months ended March 31, 2007, loan repayments totaling a net of $12,500 were paid to Philip E. Lundquist, an officer and shareholder.

In an effort to conserve cash, in March, 2007, the Company issued 2,403,000 shares of unregistered common stock to officers and contractors in lieu of cash for services rendered in 2006 valued $720,900.  All shares were issued at a price equal to market value.

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

BUSINESS RISKS

Readers are cautioned to consider the specific business risk factors related to our operations, technologies and markets described in our annual report on Form 10-KSB for the year ended December 31, 2006.  There have been no material changes in the risk factors previously disclosed in the Form 10-KSB.

BUSINESS

VuBotics has now transitioned its core platform of patents from concepts to market accepted products and services.  First Quarter announcements for VuIT eMail for BlackBerry demonstrate the company’s resolve to deliver against a consumer and business enterprise plan.

While still early in revenue development, VuBotics’ licensing agreements in global markets with leading mobile software application distributors and directly with enterprise clients marks a historic shift in the company from pre-revenue to revenue stages.  Initial market reviews and paying customer feedback continues to validate and exceed expectations for technology product adoption.

VuIT is a sequential word delivery engine that delivers streaming text in a cadence, or rhythm, similar to sub-vocalization that allows readers to consume text at 2X - 4X faster than average college educated readers.

That engine is the basis of a platform that will be used to exploit markets in eMail, Broadcast and Online content delivery providing real-time metrics and relational advertising insertion.  In the mobile markets, VuIT represents one of the only successful business models for advertising sponsored broadcast content available today.  This is why VuIT is in pilot project roll-outs at some of the largest content providers in the World.

VuBotics continues to own operating subsidiaries in Delaware and Tokyo and plans to initiate UK/EU operations in the immediate future.  The construction of this world-wide business entity is designed to allow VuBotics to license and distribute its VuIT platform throughout the world, in over 80 languages, while maximizing its IP protection, maintaining proximity to markets and creating the most efficient financial structures available within today's complex regulatory environment.  VuBotics will be using this investment in structure as a repeatable means to continuously deliver new patented technologies into the global markets.

RESULTS OF OPERATIONS

General. The following discussion and analysis explains trends in the Company’s financial condition and results of operations for the three months ended March 31, 2007 and 2006. The consolidated financial statements and notes thereto included, as part of the financial statements should be read in conjunction with these discussions.

The Company incurred a net loss for the three months ended March 31, 2007 of $498,080. This compares to a loss of $250,627 for the same period in 2006, an increase of $247,453.

The increase in net loss is primarily the result of an increase in product development expenses of $209,000, marketing expenses of $60,000 and compliance and legal expenses of $35,000.

The Company recorded revenue of $24,000 for the three months ended March 31, 2007 and no revenue for the three months ended March 31, 2006.  These revenues were derived from a follow-on pilot project with a major media content provider.

LIQUIDITY AND CAPITAL RESOURCES

As of March 31, 2007, the Company had a cash balance of $64,893, and $118,109 in total assets. The Company’s current liabilities decreased from $1,767,475 to $1,232,397. This decrease is primarily due to the payment of accrued compensation with the issuance of restricted common stock of the Company.  Net cash used by operations was $397,057. Net cash used by financing activities was $51,189 for the three months ended March 31, 2007 resulting from the repayment of notes payable.

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

ITEM 3. Controls and Procedures

In accordance with Rule 13a-15(b) of the Exchange Act, an evaluation was carried out by the Company’s Chief Executive Officer and Chief Financial Officer of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rules 13a-14(c) and 15d-14(c) promulgated under the Securities Exchange Act of 1934, as amended (the “Exchange Act)) which was completed in consultation with management.  The Company’s Chief Executive Officer and Chief Financial Officer has concluded that the Company’s disclosure controls and procedures were effective as of the date of such evaluation in timely alerting the Company’s management to material information required to be included in this Form 10-QSB and other Exchange Act filings. There were no significant changes (including corrective actions with regard to significant deficiencies or material weaknesses) in the Company’s internal controls or other factors that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting subsequent to the date of the evaluation described above.

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

In March, 2007, Ekistics Research, LLC and Mr. Larson withdrew the complaint.  However, they have the option of re-filing the complaint a later date.

ITEM 2.  Unregistered Sales of Equity Securities and Use of Proceeds.

During the three months ended March 31, 2007:

The Company issued 2,403,000 shares of unregistered common stock in lieu of cash for services rendered in 2006 valued at $720,900 (all shares were issued at a price equal to the closing price of our common stock on date of issuance).

ITEM 3.  Defaults Upon Senior Securities.

Not applicable.

ITEM 4.  Submission of Matters to a Vote of Security Holders.

On January 30, 2007 the annual meeting of Shareholders was held.  The matters considered at the meeting and the results for each vote were as follows:

	For	Against	Abstain
Vote 1—Election of the Board of Directors
Philip E. Lundquist	26,463,801	3,099,083	625,000
Ronan A. Harris	27,481,134	2,265,750	441,000
Robert T. Eramian	27,481,134	2,265,750	441,000

Vote 2 — Proposal to Change the State of incorporation of the Company from Nevada to Georgia	27,481,134	2,266,750	440,000

Vote 3 — Ratify the appointment of E. Philip Bailey, CPA as our independent Auditor for the fiscal years ended 2006 and 2007	27,481,134	2,266,750	440,000

ITEM 5.  Other Information.

Not applicable.

ITEM 6.  Exhibits.

Exhibits.

31.1         Certification of Chief Executive Officer pursuant to Rule 13a-14(a) or 15d-14(a)

31.2         Certification of Chief Financial Officer pursuant to Rule 13a-14(a) or 15d-14(a)

32.1         Certification of Chief Executive Officer under 18 U.S.C. Section 1350

32.2         Certification of Chief Financial Officer under 18 U.S.C. Section 1350

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, hereunto duly authorized.

VUBOTICS, INC.

Date: May 15, 2007	/s/ Philip E. Lundquist
By: Philip E. Lundquist, Chief Executive
Officer

In accordance with the requirements of the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated undersigned, hereunto duly authorized.

Date: May 15, 2007	/s/ Philip E. Lundquist
By: Philip E. Lundquist, Chief Financial
Officer