Form 10KSB/A
period 2006-12-31
VUBOTICS INC
filed 2007-06-15
CIK 1100981

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-KSB/A

(MARK ONE)

ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2006

OR

TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number 000-2883

VUBOTICS, INC.
(Name of small business issuer in its charter)

Georgia	000-28883	58-2212465
(State or Other Jurisdiction	(Commission	(IRS Employer
of Incorporation)	File Number)	Identification No.)

235 Peachtree Street NE, Suite 1725, Atlanta, Georgia 30303
(Address of Principal Executive Offices)(Zip Code)

(Registrant’s telephone number, including area code)    404-474-2576

Securities registered under Section 12(b) of the Exchange Act:  None
Securities registered under Section 12(g) of the Exchange Act:  Common Stock, $0.001 par value

Check whether the issuer is not required to file reports pursuant to Section 13 or 15(d) of the Exchange Act.   ☐

Check whether the issuer (1) filed all reports required to be filed Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period for which the registrant was required to file reports), and (2) has been subject to such filing requirements for the past 90 days.    ☒  Yes      ☐  No

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB:   ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).     Yes  ☐      No  ☒

Registrant’s revenues for the twelve month period ended December 31, 2006 were $37,000

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

Transitional Small Business Disclosure Format:    Yes  ☐      No  ☒

PART II

EXPLANATORY NOTE

VuBotics, Inc. (the “Company”) is filing this Form 10-KSB/A to its Annual Report on Form 10-KSB for the period ended December 31, 2006, which was filed on April 2, 2007 (the “Form 10-KSB”), solely to include (i) the Independent Registered Public Accounting Firm’s Report of E. Phillip Bailey, CPA, which covers the Company’s consolidated statements of operations, cash flows and stockholders’ deficit for the period ended December 31, 2005, and (ii) the Consent of the Independent Registered Public Accounting Firm of E. Phillip Bailey, CPA.  With the exception of the foregoing, no other information in our Form 10-KSB has been supplemented, updated or amended by this filing.

ITEM 7. FINANCIAL STATEMENTS.

The financial statements required by Item 310(a) of Regulation S-B are attached hereto as Exhibit A.

ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K.

Exhibits.

Exhibit No.	Description

2.1

Agreement and Plan of Reorganization between Silver Strike Nevada and Christopher Partners, Inc., dated January 29, 1999 (Incorporated by reference to Exhibit No. 8.1, to Form 10-SB, filed January 13, 2000)

3.1	Articles of Incorporation of Silver Strike Mining Company, Inc. (Incorporated by reference to Exhibit No. 2.1, to Form 10-SB, filed January 13, 2000)

3.2	Certificate of Amendment to the Articles of Incorporation filed July 8, 1996 (Incorporated by reference to Exhibit No. 2.2, to Form 10-SB, filed January 13, 2000)

3.3	Articles of Merger filed July 18, 1996 (Incorporated by reference to Exhibit No. 2.3, to Form 10-SB, filed January 13, 2000)

3.4	Certificate of Amendment to Articles of Incorporation filed July 23, 1998 (Incorporated by reference to Exhibit No. 2.4, to Form 10-SB, filed January 13, 2000)

3.5	Certificate of Amendment to Articles of Incorporation filed February 12, 1999 (Incorporated by reference to Exhibit No. 2.5, to Form 10-SB, filed January 13, 2000)

3.6	Articles of Share Exchange filed February 26, 1999 (Incorporated by reference to Exhibit No. 2.6, to Form 10-SB, filed January 13, 2000)

3.7	Amended and Restated Bylaws of Vubotics, Inc. (Incorporated by reference to Exhibit No. 2.7, to Form 10-SB, filed January 13, 2000)

4.1	Preferred Stock Document (Incorporated by reference to Exhibit No. 4.1 to Form 10-QSB, filed November 13, 2000)

10.1	Exclusive Sales Representative Agreement between Truscom and XTec, dated October 11, 2000 (Incorporated by reference to Exhibit No. 10.1 to the Form 10-QSB, filed November 13, 2000)

10.2	Consultant Agreement between Halifax and Columbia Financial Group, Inc., dated January 2, 2001 (Incorporated by reference to Exhibit 10.2 to the Form 10-KSB, filed March 29, 2001)

10.3	Employment Agreement between Stephen E. Brisker and Halifax International, Inc., dated June 1, 2001 (Incorporated by reference to Exhibit 10.3 to Form 10-KSB filed April 15, 2002)

10.4

Plan and Agreement of Reorganization By and Between QuantumReader, Inc. and Vubotics, Inc. dated November 17, 2004 (Incorporated by reference to Exhibit 10.4 to Form 10-KSB for the fiscal year ended December 31, 2004 filed on October 14, 2005)

14.0	Code of Ethics *

23	Consent of Independent Certified Public Accountant *

23.1	Consent of Independent Certified Public Accountant

31	Rule 13a — 14(a)/15d-14(a) Certification of Chief Executive Officer

31.1	Rule 13a — 14(a)/15d-14(a) Certification of Chief Financial Officer

32	Statement of Chief Executive Officer and Chief Financial Officer pursuant to Section 1350 of Title 18 of the United States Code

*   Previously Filed

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

VuBotics, Inc.

By:	/s/ Philip E. Lundquist

	Name:	Philip E. Lundquist

	Title:	Chief Executive Officer

	Date:	June 15, 2007

VUBOTICS, INC. AND SUBSIDIARIES

CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2006

INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM’S REPORT

To the Board of Directors and Shareholders of Vubotics, Inc., Atlanta, Georgia

We have audited the accompanying consolidated balance sheet of Vubotics, Inc. (a Georgia corporation) and its subsidiaries as of December 31, 2006, and the related consolidated statements of operations, stockholders’ deficit and cash flows for the year ended December 31, 2006. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Vubotics, Inc. and its subsidiaries as of December 31, 2006, and the results of its operations and cash flows for the year ended December 31, 2006, in conformity with U.S. generally accepted accounting principles.

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

INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM’S REPORT

To the Board of Directors and Shareholders of VuBotics, Inc. Atlanta, Georgia.

We have audited the accompanying consolidated balance sheet of VuBotics, Inc. (a Georgia corporation) and its subsidiaries as of December 31, 2005, and the related consolidated statements of operations, stockholders’ deficit and cash flows for the year ended December 31, 2005.  These consolidated financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Vubotics, Inc. and its subsidiaries as of December 31, 2005, and the results of its operations and cash flows for the year ended December 31, 2005, in conformity with U.S. generally accepted accounting principles.

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

E. Phillip Bailey, CPA

Atlanta, Georgia

June 12, 2007

VUBOTICS, INC. AND SUBSIDIARIES

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

NOTE 3 - NOTES PAYABLE

The Company’s notes payable at December 31, 2006 are summarized as follows:

10% notes payable to a stockholder. The note is unsecured.	$628,500

10% notes payable to a stockholder. The note is unsecured.	174,000

10% notes payable to a stockholder. The note is unsecured.	299,844

Total notes payable	$1,102,344

The aggregate principal amounts of the notes payable maturing in subsequent years as of December 31, 2006 are as follows:

Amount currently outstanding:	$702,344
Currently Due:	$400,000

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