Form 10KSB/A
period 2006-12-31
VUBOTICS INC
filed 2007-06-29
CIK 1100981

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
(Address of Principal Executive Offices) (Zip Code)

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

PART II

EXPLANATORY NOTE

VuBotics, Inc. (the “Company”) is filing this Form 10-KSB/A to its Annual Report on Form 10-KSB for the period ended December 31, 2006, which was filed on April 2, 2007 (the “Form 10-KSB”), solely to  amend the disclosure contained in Item 8 (Changes in and Disagreements with Accountants on Accounting and Financial Disclosure) to reflect a change in the Company’s principal accountants during fiscal 2005 and 2006.  With the exception of the foregoing, no other information in our Form 10-KSB has been supplemented, updated or amended by this filing.

ITEM 8.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

Change in Accountants during 2005 Fiscal Year

The Board of Directors (the “Board”) had engaged Bongiovanni and Associates, CPA’s, PA (“Bongiovanni”) in connection with the Company’s audit of its financial statements for the 2003 and 2004 fiscal years.  During such engagement, Mr. William T. Uniack associated with Bongiovanni in connection with the preparation of the audit of the Company’s consolidated financial statements for the 2003 and 2004 fiscal years.   Because Mr. Uniack joined the firm of  E. Phillip Bailey, CPA (“Bailey”), the Board approved the dismissal of Bongiovanni on December 15, 2005.  The Company dismissed Bongiovanni effective December 15, 2005, and engaged Bailey on December 16, 2005 to serve as the Company’s independent registered public accounting firm in connection with the audit of the Company’s consolidated financial statements for the 2005 fiscal year in order to maintain the continuity of the Company’s accounting and auditing services.  Mr. Uniack served as the principal accountant in connection with the preparation of the audit for the 2005 fiscal year.

Bongiovanni’s audit report on the Company’s consolidated financial statements as of and for the fiscal years ended December 31, 2003 and December 31, 2004 did not contain an adverse opinion or disclaimer of opinion, nor was it qualified or modified as to uncertainty, audit scope, or accounting principles, except as follows:

Bongiovanni’s audit report on the Company’s consolidated financial statements as of and for the fiscal years ended December 31, 2003 and December 31, 2004 included the following statement:  “The accompanying consolidated financial statements have been prepared assuming that the Company was a going concern.  As discussed in Note 8 to the financial statements, the Company has suffered recurring losses and has a net capital deficiency.  These conditions raise substantial doubt about its ability to continue as a going concern.  Management’s plans in regard to these matters are also described in Note 8.  The financial statements do not include any adjustments relating to the recoverability and classification of asset carrying amounts or the amount and classification of liabilities that might result should the Company be unable to continue as a going concern.”

During the Company’s 2003 and 2004 fiscal years, and the interim period through December 16, 2005, there was no disagreement between the Company and Bongiovanni on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which disagreement, if not resolved to the satisfaction of Bongiovanni, would have caused them to make reference to the subject matter of such disagreement in connection with its reports on the Company’s consolidated financial statements for such periods.  During the fiscal years ended December 31, 2003 and December 31, 2004 and the interim period through December 16, 2005, Bongiovanni did not advise the Company of any of the matters specified in Item 304(a)(1)(iv)(B) of Regulation S-B.

During the fiscal years ended December 31, 2003 and December 31, 2004, and the interim period through December 16, 2005, the Company had no consultations with Bailey concerning:

(a) the application of accounting principles to a specific transaction or the type of opinion that might be rendered on the Company’s financial statements as to which the Company received oral advice that was an important factor in reaching a decision on any accounting, auditing or financial reporting issue; or

(b) any disagreements, as defined in Item 304(a)(1)(iv) of Regulation S-B.

The dismissal of Bongiovanni and the appointment of Bailey as the Company’s independent registered public accounting firm of the Company had been unanimously approved by our Board of Directors.

Change in Accountants during 2006 Fiscal Year

E. Phillip Bailey, CPA (“Bailey”) completed the audit of, and issued its audit report on, the Company’s consolidated financial statements for fiscal year 2005.  The Board of Directors engaged Bailey to conduct the Company’s audit for fiscal years 2006 and 2007.  Because Mr. Uniack, the Company’s principal accountant at Bailey, resigned from Bailey in February 2007 and formed his own firm WT Uniack & Co. (“Uniack”), on February 15, 2007, the Company dismissed E. Phillip Bailey, CPA (“Bailey”) as the Company’s independent registered public accounting firm and engaged WT Uniack & Co. (“Uniack”) to serve as the Company’s independent registered public accounting firm in connection with the audit of the Company’s consolidated financial statements for the 2006 fiscal year.

Bailey’s audit report on the Company’s consolidated financial statements as of and for the fiscal year ended December 31, 2005 did not contain an adverse opinion or disclaimer of opinion, nor was it qualified or modified as to uncertainty, audit scope, or accounting principles, except as follows:

Bailey’s audit report on the Company’s consolidated financial statements as of and for the fiscal year ended December 31, 2005 included the following statement:  “The accompanying consolidated financial statements have been prepared assuming that the Company was a going concern.  As discussed in Note 8 to the financial statements, the Company has suffered recurring losses and has a net capital deficiency.  These conditions raise substantial doubt about its ability to continue as a going concern.  Management’s plans in regard to these matters are also described in Note 8.  The financial statements do not include any adjustments relating to the recoverability and classification of asset carrying amounts or the amount and classification of liabilities that might result should the Company be unable to continue as a going concern.”

During the Company’s fiscal years ended December 31, 2006 and 2005, and the interim period through February 15, 2007, there was no disagreement between the Company and Bailey on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which disagreement, if not resolved to the satisfaction of Bailey, would have caused them to make reference to the subject matter of such disagreement in connection with its report on the Company’s consolidated financial statements for such periods.  During our past two fiscal years and the interim period through February 15, 2007, Bailey did not advise us of any of the matters specified in Item 304(a)(1)(iv)(B) of Regulation S-B.

During the fiscal years ended December 31, 2006 and December 31, 2005, and the interim period through February 15, 2007, the Company had no consultations with Unaick concerning:

(a) the application of accounting principles to a specific transaction or the type of opinion that might be rendered on the Company’s financial statements as to which we received oral advice that was an important factor in reaching a decision on any accounting, auditing or financial reporting issue; or

(b) any disagreements, as defined in Item 304(a)(1)(iv) of Regulation S-B.

The dismissal of Bailey and the appointment of Uniack as the Company’s independent registered public accounting firm of the Company was unanimously approved by our Board of Directors.

ITEM 8A.  CONTROLS AND PROCEDURES.

Based on his review and evaluation, which was completed in consultation with management in connection with the filing of the Form 10-KSB which was filed on April 2, 2007, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the design and operation of the Company’s disclosure controls and procedures (as defined in Rules 13a-14 and 15d-14 promulgated under the Securities and Exchange Act of 1934, as amended (the “Exchange Act”)) were effective as of December 31, 2006, on the date of the filing of the Form 10-KSB and as of the date of this Form 10-KSB/A, in timely alerting the Company’s management to material information required to be included in the Form 10-KSB and other Exchange Act filings.  There were no changes (including corrective actions with regard to significant deficiencies or material weaknesses) in the Company’s internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

ITEM 8B.  OTHER INFORMATION.

None.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

VuBotics, Inc.

By:	/s/ Phillip E. Lundquist
	Name:	Phillip E. Lundquist
	Title:	Chief Executive Officer
	Date:	June 29, 2007

6

ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K.

Exhibits.

Exhibit No.	Description

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

14.0	Code of Ethics *

23	Consent of Independent Certified Public Accountant *

23.1	Consent of Independent Certified Public Accountant *

31	Rule 13a — 14(a)/15d-14(a) Certification of Chief Executive Officer

31.1	Rule 13a — 14(a)/15d-14(a) Certification of Chief Financial Officer

32	Statement of Chief Executive Officer and Chief Financial Officer pursuant to Section 1350 of Title 18 of the United States Code

*   Previously Filed

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

VuBotics, Inc.

By:	/s/ Philip E. Lundquist

	Name:	Philip E. Lundquist

	Title:	Chief Executive Officer

	Date:	June 15, 2007