Form 10QSB
period 2007-06-30
VUBOTICS INC
filed 2007-09-04
CIK 1100981

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-QSB

☒ Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2007

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

State the number of shares outstanding of each of the issuer’s classes of common stock at the latest practicable date: as of August 31, 2007, the registrant had 52,273,718 shares of common stock, $0.001 par value, issued and outstanding.

Transitional Small Business Disclosure Format (check one).  Yes ☐  No ☒

VUBOTICS, INC AND SUBSIDIARIES

FORM 10-QSB REPORT INDEX

PART I.  FINANCIAL INFORMATION.

Item 1.  Financial Statements.

VUBOTICS, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEET

JUNE 30, 2007 (Unaudited)

ASSETS

Current Assets
Cash	$7,080
Accounts receivable	788
Deposits	1,297
Total current assets	9,165

Other Assets
Fixed assets, net of accumulated depreciation of $6,843	26,178
Intangible assets	102,529
Impairment reserve	(102,529)

Total Assets	$35,343

LIABILITIES AND STOCKHOLDERS’ DEFICIT

Liabilities
Accounts payable and accrued expenses	$995,853
Accrued payroll	47,433
Accrued interest	7,695
Bridge loan	80,000
Notes payable	990,016
Due to related party	66,485
Total liabilities (All Current)	2,187,482

Stockholders’ (Deficit)
Common stock, $0.001 par value, 100,000,000 shares authorized, 52,273,718 shares issued and outstanding	52,274
Preferred stock, $0.001 par value, 25,000,000 shares authorized, no shares issued and outstanding	—
Additional paid-in capital	12,921,202
Accumulated deficit	(15,125,615)
(2,152,139)

Total Liabilities and Stockholders’ Deficit	$35,343

The accompanying notes are an integral part of these consolidated financial statements.

VUBOTICS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

FOR THE SIX MONTHS ENDED JUNE 30, 2007 AND 2006

(Unaudited)

	For the six-month period ended June 30, 2007	For the six-month period ended June 30, 2006

Revenue	$24,788	$—

Product development	297,484	177,504
Sales and marketing	252,256	410,301
General and administrative	425,105	1,315,824
	974,845	1,903,629

Loss from operations	(950,057)	(1,903,629)

Interest expense	(12,451)	(37,595)
Interest income	1,732	—
Gain on debt restructure	—	798,046
	(10,719)	760,451

Net loss	$(960,776)	$(1,143,178)

Net loss per common share - basic and fully diluted	$(0.02)	$(0.03)

Weighted average number of common shares outstanding	51,304,515	38,650,228

The accompanying notes are an integral part of these consolidated financial statements.

VUBOTICS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

FOR THE THREE MONTHS ENDED JUNE 30, 2007 AND 2006

(Unaudited)

	For the three- month period ended June 30, 2007	For the three- month period ended June 30, 2006

Revenue	$788	$—

Product development	85,920	127,904
Sales and marketing	108,810	373,586
General and administrative	260,201	1,186,062
	454,931	1,687,552

Loss from operations	(454,143)	(1,687,552)

Interest expense	(8,640)	(3,045)
Interest income	87	—
Gain on debt restructure	—	798,046
	(8,553)	795,001

Net loss	$(462,696)	$(892,551)

Net loss per common share - basic and fully diluted	$(0.01)	$(0.02)

Weighted average number of common shares outstanding	52,255,917	40,991,968

The accompanying notes are an integral part of these consolidated financial statements.

VUBOTICS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE SIX MONTHS ENDED JUNE 30, 2007 AND 2006

(Unaudited)

	For the six-month period ended June 30, 2007	For the six-month period ended June 30, 2006

Cash Flows From Operating Activities
Net loss	$(960,776)	$(1,143,178)
Adjustments:
Issuance of common stock for services	734,400	953,507
Gain on debt restructure	—	(798,046)
Depreciation	3,442	—
Changes in:
Accounts receivable	(788)	—
Accounts payable and accrued expenses	(219,581)	505,004
Accrued payroll	(19,581)	—
Accrued interest	1,653	37,594
Net cash used in operating activities	(461,231)	(445,119)

Cash Flows From Investing Activities
Purchase of fixed assets	(808)	—

Cash Flows From Financing Activities
Proceeds from issuance of common stock	—	279,188
Proceeds from bridge loan	80,000	150,000
Repayments of notes payable	(112,328)	—
Loans from related party	—	155,813
Loans repayments	(12,500)	—
Net cash (used) provided by financing activities	(44,828)	585,001

Net (decrease) increase in cash	(506,867)	139,882
Cash – beginning of period	513,947	183
Cash – end of period	7,080	140,065

Supplemental disclosures of cash flow information
Cash paid for interest	$17,589	$—

The accompanying notes are an integral part of these consolidated financial statements.

SUPPLEMENTAL DISCLOSURES OF NON-CASH INVESTING AND FINANCING ACTIVITIES

During the six months ended June 30, 2007:

The Company issued 2,403,000 shares of common stock for services rendered in 2006 valued at $720,900 and 45,000 shares of common stock for services rendered valued at $13,500.

VUBOTICS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE SIX MONTHS ENDED JUNE 30, 2007 AND 2006

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

Going Concern

These consolidated financial statements have been prepared in accordance with generally accepted accounting principles applicable to a going concern, which contemplates the realization of assets and the satisfaction of liabilities and commitments in the normal course of business. In the opinion of management, the accompanying unaudited financial statements fairly present the financial position of the Company at June 30, 2007 and its results of operations and cash flows for all periods presented.

As of June 30, 2007, the Company has accumulated net operating losses of  $15,125,615. The Company also had a working capital deficiency of $2,178,317 and an equity deficiency of $2,152,139 at June 30, 2007 and has significant currently maturing debt. The Company has raised capital to fund the operating activities primarily through private equity infusions from stockholders, loans through stockholders and other demand loans. The Company intends on financing its future development activities and its working capital needs largely from the sale of public equity securities with some additional funding from other traditional financing sources, including term notes, until such time that funds provided by operations are sufficient to fund working capital requirements.

These factors, among others, raise substantial doubt about the Company’s ability to continue as a going concern for a reasonable period of time.

The financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts.

NOTE 2 - NOTES PAYABLE

The Company’s notes payable at June 30, 2007 are summarized as follows:

10% note payable to a stockholder. The note is unsecured. Interest is accrued and payable monthly.*	$561,016

10% note payable to a stockholder. The note is unsecured. Interest is accrued and payable monthly.*	155,650

10% note payable to a stockholder. The note is unsecured. Interest is accrued and payable quarterly.**	273,350

Total notes payable	$990,016

*As of June 30, 2007, the Company was in default of each of these debentures as to payments of interest and principal, and interest continues to accrue.

**As of June 30, 2007, the Company was in default of each of these debentures as to payments of interest and principal, and interest continues to accrue.

The aggregate principal amounts of the notes payable maturing in subsequent years as of June 30, 2007 are as follows:

Amount outstanding in subsequent years (reclassified as current liabilities)	$590,016
Currently Due:	$400,000

NOTE 3 – STOCKHOLDERS’ EQUITY

During the six months ended June 30, 2007:

The Company issued 2,403,000 shares of unregistered common stock in lieu of cash for services rendered in 2006 valued at $720,900 and 45,000 shares of common stock for services rendered valued at $13,500.  All shares were issued at a price equal to the closing price of our common stock on date of issuance.

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

In March 2007, the Company received a $75,000 unsecured bridge loan from a shareholder.  In July 2007, the Company received an additional $20,000 unsecured bridge loan from the same shareholder.  The Company utilized the proceeds from both bridge loans for working capital purposes.  In an effort to conserve cash, and in lieu of repaying the bridge loans and accrued interest of $5,000 at this time, the Company issued a senior, secured convertible loan note and warrants to purchase shares of the Company’s common stock to the shareholder pursuant to a Securities Purchase Agreement with the shareholder, certain other purchasers thereunder and a collateral agent.

SUBSEQUENT EVENTS

On August 28, 2007, the Company entered into a Securities Purchase Agreement with certain purchasers and a collateral agent pursuant to which the Company will issue and sell to the purchasers senior, secured convertible loan notes and warrants to purchase shares of the Company’s common stock for up to a maximum of $2,000,000 in subscription price.  Between August 28, 2007 and August 31, 2007, the Company issued and sold notes and warrants to four purchasers thereunder for an aggregate subscription price of $450,000 (including the note and warrants issued to the shareholder as repayment of the bridge loans).

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

VuBotics continues to own operating subsidiaries in Delaware and Tokyo and plans to initiate UK/EU operations in the immediate future.  The construction of this world-wide business entity is designed to allow VuBotics to license and distribute its VuIT platform throughout the world, in over 80 languages, while maximizing its IP protection, maintaining proximity to markets and creating the most efficient financial structures available within today’s complex regulatory environment.  VuBotics will be using this investment in structure as a repeatable means to continuously deliver new patented technologies into the global markets.

RESULTS OF OPERATIONS

Six months ended June 30, 2007 and 2006

General. The following discussion and analysis explains trends in the Company’s financial condition and results of operations for the six months ended June 30, 2007 and 2006. The consolidated financial statements and notes thereto, included as part of the financial statements, should be read in conjunction with these discussions.

The Company incurred a net loss for the six months ended June 30, 2007 of $960,776. This compares to a loss of $1,143,178 for the same period in 2006, a decrease of $182,420.  The decrease is primarily the result of lower operating expenses of $928,784 offset by a gain on debt restructure of $798,046 in the second quarter 2006.

Operating expenses decreased $928,784 to $974,845 from $1,903,629 during the same period in 2006.  The decrease is primarily the result of a reduction of $16,962 in general and administrative expenses during the six months ended June 30, 2007 offset by an increase in product development expenses of $119,980 and marketing expenses of $69,555.  Non-cash stock compensation related to marketing and general and administrative was lower by $227,600 and $873,757, respectively during the six months ended June 30, 2007, as compared to the same period in 2006.

The Company recorded revenue of $24,788 for the six months ended June 30, 2007 and no revenue for the six months ended June 30, 2006.  These revenues were derived from a follow-on pilot project with a major media content provider and royalties from licenses of the VuIT tm email Reader.

Three months ended June 30, 2007 and 2006

General. The following discussion and analysis explains trends in the Company’s financial condition and results of operations for the three months ended June 30, 2007 and 2006. The consolidated financial statements and notes thereto, included as part of the financial statements, should be read in conjunction with these discussions.

The Company incurred a net loss for the three months ended June 30, 2007 of $462,696. This compares to a loss of $892,551 for the same period in 2006, a decrease of $429,855.  The decrease is primarily the result of lower operating expenses of $1,232,621 offset by a gain on debt restructure of $798,046 in the second quarter 2006.

Operating expenses decreased $1,232,621 to $454,931 from $1,687,552 during the same period in 2006.  The decrease is primarily the result of a reduction of $154,104 in general and administrative expenses and product development expenses of $41,984 during the three months ended June 30, 2007 offset by an increase in marketing expenses of $9,624.  Non-cash stock compensation related to marketing and general and administrative was lower by $274,400 and $771,757, respectively during the three months ended June 30, 2007 as compared to the same period in 2006.

The Company recorded revenue of $788 for the three months ended June 30, 2007 and no revenue for the same period in 2006.  These revenues were derived from royalties from licenses of the VuIT tm email Reader.

LIQUIDITY AND CAPITAL RESOURCES

As of June 30, 2007, the Company had a cash balance of $7,080, and $35,343 in total assets. The Company’s current liabilities increased from $1,767,475 to $2,187,482. This increase is primarily due to the reclassification of the long-term portion of notes payable to current liabilities offset by the payment of accrued compensation with the issuance of restricted common stock of the Company.  Net cash used by operations was $461,231. Net cash used by financing activities was $44,828 for the six months ended June 30, 2007 primarily resulting from the repayment of notes payable.

The Company has financed its operations primarily through the sale of its common stock and private placements of Company securities.

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

On August 28, 2007, the Company entered into a Securities Purchase Agreement pursuant to which the Company will issue and sell to purchasers senior, secured convertible loan notes and warrants to purchase shares of the Company’s common stock for up to a maximum of $2,000,000 in subscription price.  Between August 28, 2007 and August 31, 2007, the Company issued and sold notes and warrants to four purchasers thereunder for an aggregate subsciption price of $450,000 (including the note and warrants issued to the shareholder as repayment of the bridge loans). The Company continues to investigate the availability, source and terms for other types of external financing. The Company cannot assure that funds will be available from any source, or, if available, that the Company will be able to obtain the funds on terms agreeable to it. Any additional debt the Company incurs could result in a substantial portion of its cash flows from operating activities, if any, being used for the payment of principal and interest on the indebtedness, and could render the Company more vulnerable to competitive challenges and economic downturns.

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

ITEM 2.  Unregistered Sales of Equity Securities and Use of Proceeds.

During the six months ended June 30, 2007:

The Company issued 2,403,000 shares of unregistered common stock in lieu of cash for services rendered in 2006 valued at $720,900 and 45,000 shares of common stock for services rendered valued at $13,500.

All shares were issued at a price equal to the closing price of our common stock on date of issuance.

ITEM 3.  Defaults Upon Senior Securities.

Not applicable.

ITEM 4.  Submission of Matters to a Vote of Security Holders.

During the three-months ended June 30, 2007, no matter was submitted to a vote of shareholders through the solicitation of proxies or otherwise.

ITEM 5.  Other Information.

Not applicable.

ITEM 6.  Exhibits and Reports on Form 8-K.

(a) Exhibits.

31.1         Certification of Chief Executive Officer pursuant to Rule 13a-14(a) or 15d-14(a)*

31.2         Certification of Chief Financial Officer pursuant to Rule 13a-14(a) or 15d-14(a)*

32.1         Certification of Chief Executive Officer under 18 U.S.C. Section 1350*

32.2         Certification of Chief Financial Officer under 18 U.S.C. Section 1350*

*  Filed herewith

(b) Reports on Form 8-K.

On June 15, 2007, the Company filed a report on Form 8-K which addressed the resignation of William T. Uniack, the Company’s principal accountant from E. Phillip Bailey in order to form his own firm, WT Uniack & Co.  On June 29, 2007, the Company filed an amendment to the aforementioned Form 8-K in order to supplement the information provided therein.

On August 22, 2007, the Company filed a report on Form 8-K which addressed the appointment of Marc Owensby as a new director.  This appointment increases the number of members of the Board from three to four.  Mr. Owensby will serve for a term expiring at the Company’s 2008 Annual Meeting of Stockholders.

On September 4, 2007, the Company filed a report on Form 8-K which addressed the Company’s entering into a Securities Purchase Agreement with certain purchasers and a collateral agent pursuant to which the Company will issue and sell to purchasers senior, secured convertible loan notes and  and warrants to purchase shares of the Company’s common stock for up to a maximum of $2,000,000 in subscription price.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, hereunto duly authorized.

VUBOTICS, INC.

Date: September 4, 2007	/s/ Philip E. Lundquist
By: Philip E. Lundquist, Chief Executive
Officer

In accordance with the requirements of the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated undersigned, hereunto duly authorized.

Date: September 4, 2007	/s/ Philip E. Lundquist
By: Philip E. Lundquist, Chief Financial
Officer