Form 10QSB
period 2007-09-30
VUBOTICS INC
filed 2007-11-14
CIK 1100981

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-QSB

☒        Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2007

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

State the number of shares outstanding of each of the issuer’s classes of common stock at the latest practicable date: as of November 5, 2007, the registrant had 52,773,718 shares of common stock, $0.001 par value, issued and outstanding.

Transitional Small Business Disclosure Format (check one).  Yes ☐  No ☒

VUBOTICS, INC AND SUBSIDIARIES

FORM 10-QSB REPORT INDEX

PART I.  FINANCIAL INFORMATION.

Item 1.  Financial Statements.

VUBOTICS, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEET

SEPTEMBER 30, 2007 (Unaudited)

ASSETS

Current Assets
Cash	$590,912
Accounts receivable	483
Deposits	1,297
Total current assets	592,692

Other Assets
Fixed assets, net of accumulated depreciation of $8,584	24,437
Intangible assets	102,529
Impairment reserve	(102,529)

Total Assets	$617,129

LIABILITIES AND STOCKHOLDERS’ DEFICIT

Liabilities
Accounts payable and accrued expenses	$1,126,385
Accrued payroll	47,433
Accrued interest	7,228
Convertible notes payable	1,425,001
Discount on convertible notes payable	(303,750)
Notes payable	967,701
Due to related party	66,485
Total liabilities (All Current)	3,336,483

Stockholders’ (Deficit)
Common stock, $0.001 par value, 100,000,000 shares authorized, 52,773,718 shares issued and outstanding	52,774
Preferred stock, $0.001 par value, 25,000,000 shares authorized, no shares issued and outstanding	—
Additional paid-in capital	12,990,702
Accumulated deficit	(15,762,830)
(2,719,354)

Total Liabilities and Stockholders’ Deficit	$617,129

The accompanying notes are an integral part of these consolidated financial statements.

VUBOTICS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2007 AND 2006

(Unaudited)

	For the nine-month period ended September 30, 2007	For the nine-month period ended September 30, 2006

Revenue	$25,272	$37,000

Product development	365,174	368,038
Sales and marketing	349,856	485,343
General and administrative	894,052	1,585,340
	1,609,082	2,438,721

Loss from operations	(1,583,810)	(2,401,721)

Interest expense	(15,918)	(50,143)
Interest income	1,737	4,732
Gain on debt restructure	—	798,046
	(14,181)	752,635

Net loss	$(1,597,991)	$(1,649,086)

Net loss per common share - basic and fully diluted	$(0.03)	$(0.04)

Weighted average number of common shares outstanding	51,761,681	41,006,311

The accompanying notes are an integral part of these consolidated financial statements.

VUBOTICS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2007 AND 2006

(Unaudited)

	For the three-month period ended September 30, 2007	For the three-month period ended September 30, 2006

Revenue	$484	$37,000

Product development	67,690	190,534
Sales and marketing	97,600	75,041
General and administrative	468,947	269,517
	634,237	535,092

Loss from operations	(633,753)	(498,092)

Interest expense	(3,467)	(12,548)
Interest income	5	4,732
	(3,462)	(7,816)

Net loss	$(637,215)	$(505,908)

Net loss per common share - basic and fully diluted	$(0.01)	$(0.01)

Weighted average number of common shares outstanding	52,290,022	45,362,088

The accompanying notes are an integral part of these consolidated financial statements.

VUBOTICS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2007 AND 2006

(Unaudited)

	For the nine-month period ended September 30, 2007	For the nine-month period ended September 30, 2006

Cash Flows From Operating Activities
Net loss	$(1,597,991)	$(1,649,086)
Adjustments:
Issuance of common stock for services	804,400	961,007
Gain on debt restructure	—	(798,046)
Depreciation	5,183	490
Changes in:
Accounts receivable	(483)	(37,000)
Accounts payable and accrued expenses	(89,048)	346,122
Accrued payroll and payroll liabilities	(19,581)	41,706
Accrued interest	6,186	(2,935)
Net cash used in operating activities	(891,334)	(1,137,742)

Cash Flows From Investing Activities
Purchase of fixed assets	(808)	(17,631)

Cash Flows From Financing Activities
Proceeds from issuance of convertible notes	1,021,250	—
Proceeds from bridge loans	95,000	—
Proceeds from the issuance of common stock	—	2,280,401
Repayments of notes payable	(134,643)	(194,005)
Loans from related party	—	197,298
Loans repayments	(12,500)	—
Net cash provided by financing activities	969,107	2,283,694

Net increase in cash	76,965	1,128,321
Cash — beginning of period	513,947	183
Cash — end of period	590,912	1,128,504

Supplemental disclosures of cash flow information
Cash paid for interest	$32,575	$17,867

The accompanying notes are an integral part of these consolidated financial statements.

SUPPLEMENTAL DISCLOSURES OF NON-CASH INVESTING AND FINANCING ACTIVITIES

During the nine months ended September 30, 2007:

The Company issued 2,403,000 shares of common stock for services rendered in 2006 valued at $720,900 and 45,000 shares of common stock for services rendered valued at $13,500 during the first and second quarter of 2007.

The Company issued 500,000 shares of common stock for services rendered valued at $70,000 during the third quarter of 2007..

VUBOTICS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2007 AND 2006

(Unaudited)

NOTE 1 — ORGANIZATION AND DESCRIPTION OF BUSINESS

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

Going Concern

These consolidated financial statements have been prepared in accordance with generally accepted accounting principles applicable to a going concern, which contemplates the realization of assets and the satisfaction of liabilities and commitments in the normal course of business. In the opinion of management, the accompanying unaudited financial statements fairly present the financial position of the Company at September 30, 2007 and its results of operations and cash flows for all periods presented.

As of September 30, 2007, the Company has accumulated net operating losses of  $15,762,832. The Company also had a working capital deficiency of $2,743,791 and an equity deficiency of $2,719,354 at September 30, 2007 and has significant currently maturing debt. The Company has raised capital to fund the operating activities primarily through private placements of its debt and equity securities, loans from stockholders and other demand loans. The Company intends on financing its future development activities and its working capital needs largely from public and private sales of its debt and equity securities with some additional funding from other traditional financing sources, including term notes, until such time that funds provided by operations are sufficient to fund working capital requirements.

These factors, among others, raise substantial doubt about the Company’s ability to continue as a going concern for a reasonable period of time.

The financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts.

NOTE 2 — NOTES PAYABLE

The Company’s notes payable at September 30, 2007 are summarized as follows:

10% note payable to a stockholder. The note is unsecured. Interest is accrued and payable monthly.*	$561,016

10% note payable to a stockholder. The note is unsecured. Interest is accrued and payable monthly.*	155,650

10% note payable to a stockholder. The note is unsecured. Interest is accrued and payable quarterly.	251,035

Total notes payable	$967,701

*As of September 30, 2007, the Company was in default of each of these debentures as to payments of interest and principal, and interest continues to accrue.

The aggregate principal amounts of the notes payable maturing in subsequent years as of September 30, 2007 are as follows:

Amount outstanding in subsequent years (reclassified as current liabilities)	$567,701
Currently Due:	$400,000

NOTE 3 — SENIOR SECURED CONVERTIBLE NOTES DUE MARCH 28,  2008

On August 28, 2007, the Company entered into a Securities Purchase Agreement with certain purchasers and a collateral agent pursuant to which the Company anticipated that it would raise up to an aggregate of $2,000,000 in proceeds from the sale of (i) senior, secured convertible notes (the “Notes”) and (ii) warrants to purchase shares of the Company’s common stock.

The Notes (a) were issued in a face amount equal to 120% of a Purchaser’s subscription price, (b) do not bear interest prior to their maturity date of March 28, 2008 (or acceleration as a result of an event of default thereunder), but bear interest thereafter at the rate of 18%, (c) are convertible into shares of the Company’s common stock (the “Common Stock”) at the option of the purchaser or the Company under certain circumstances, and (d) are secured by a first priority security interest in all of the Company’s assets, including its intellectual property.  The Purchasers designated a collateral agent who will exercise the Purchasers rights in connection therewith.  The Purchasers were issued five year warrants to purchase ten shares of Common Stock for every $1.00 in subscription price paid for their respective Note and Warrant at an exercise price of $.20.

As of September, 30, 2007, the Company had issued and sold notes for an aggregate face amount of  $1,425,001 under the Securities Purchase Agreement dated August 28, 2007.

NOTE 4 — STOCKHOLDERS’ EQUITY

During the nine months ended September 30, 2007:

The Company issued 2,403,000 shares of unregistered common stock in lieu of cash for services rendered in 2006 valued at $720,900 and 45,000 shares of common stock for services rendered valued at $13,500 during the first and second quarters of 2007.  The Company issued 500,000 shares of common stock for services rendered valued at $70,000 during the third quarter of 2007.  All shares issued for services rendered were issued at a price equal to the closing price of our common stock on date of issuance.

NOTE 5 — COMMITMENTS AND CONTINGENCIES

Litigation

On February 6, 2007, the Company was served with a complaint which had been filed on January 29, 2007 in the Superior Court of Fulton County, Georgia by Ekistics Research, LLC (“Ekistics”) and Craig J. Larson, a former director and officer of the Company, against the Company and VuBotics Georgia, Inc.  The complaint alleged, among other things, that the Company breached its obligation to provide up to $500,000 for working capital, software development, inventory purchases and promotion of the QuantumReader software during the 12-month period after the Company’s acquisition of QuantumReader, Inc. (now a wholly owned subsidary of the Company) under the Plan and Agreement of Reorganization dated November 17, 2004 among the Company, Mr. Larson and others.  The plaintiffs were seeking monetary damages, as well as an injunction requiring the Company to provide Mr. Larson with a non-exclusive, worldwide, perpetual, irrevocable, paid-up license to the QuantumReader software.  In March, 2007, Ekistics Research, LLC and Mr. Larson withdrew the complaint.

On September 4, 2007, Ekistics and Mr. Larson refiled their complaint against the Company and certain other parties in the Superior Court of Fulton County, Georgia.  This complaint is virtually identical to the previous complaint that Mr. Larson and Ekistics filed and withdrew earlier this year.  In the second complaint, the plaintiffs are seeking monetary damages, as well as an Order declaring Mr. Larson the owner of a patent application that was the principal asset of QuantumReader, Inc. when it was acquired by the Company and an injunction against the Company.  At this time, the Company’s management believes that the lawsuit is without merit, and the Company intends to show, among other defenses, that it made available well in excess of $500,000 during the requisite time period in 2004 and 2005.  On October 4, 2007, QuantumReader, Inc. filed a motion to intervene in the lawsuit along with pleadings asserting numerous claims against Mr. Larson alleging that he has willfully interfered with QuantumReader, Inc.’s intellectual property.  In addition, QuantumReader, Inc. filed a motion for a preliminary injunction asking the court to immediately prohibit Mr. Larson from further interfering with QuantumReader, Inc.’s intellectual property.  Due to the inherent uncertainties in litigation, and because the ultimate resolution of the proceeding is influenced by factors outside of the Company’s control, the ultimate outcome of this proceeding is uncertain and unpredictable.

NOTE 6 — RELATED PARTY TRANSACTIONS

During the three months ended March 31, 2007, loan repayments totaling a net of $12,500 were paid to Philip E. Lundquist, the chief executive officer and director of the Company.

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

NOTE 7 — SUBSEQUENT EVENTS

Between October 3, 2007 and October 31, 2007, the Company issued and sold notes and warrants to six additional purchasers under the Securities Purchase Agreement dated August 28, 2007 for an aggregate subscription price of $240,000.

ITEM 2.  Management’s Discussion and Analysis and plan of Operation.

DISCLOSURE REGARDING FORWARD LOOKING STATEMENTS

This Quarterly Report on Form 10-QSB includes forward-looking statements  (“Forward Looking Statements”) within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended.  All statements other than statements of historical fact included in this report are Forward Looking Statements. In the normal course of its business, the Company, in an effort to help keep its shareholders and the public informed about the Company’s operations, may from time to time issue certain statements, either in writing or orally, that contain or may contain Forward Looking Statements.  Although the Company believes that the expectations reflected in such Forward Looking Statements are reasonable, it can give no assurance that such expectations will prove to have been correct. Generally, these statements relate to business plans or strategies, projected or anticipated benefits or other consequences of such plans or strategies, past and possible future acquisitions and projected or anticipated benefits from acquisitions made by or to be made by the Company, or projections involving anticipated revenues, earnings, levels of capital expenditures or other aspects of operating results.  All phases of the Company operations are subject to a number of uncertainties, risks and other influences, many of which could materially affect the results of the Company’s proposed operations and whether Forward Looking Statements by the Company ultimately prove to be accurate.  Such important factors (“Important Factors”) and other factors could cause actual results to differ materially from the Company’s expectations as disclosed in this Quarterly Report.  All prior and subsequent written and oral Forward Looking Statements attributable to the Company or persons acting on its behalf are expressly qualified in their entirety by the Important Factors described below that could cause actual results to differ materially from the Company’s expectations as set forth in any Forward looking Statement made by or on behalf of the Company.

BUSINESS RISKS

Readers are cautioned to consider the specific business risk factors related to our operations, technologies and markets described in our annual report on Form 10-KSB for the year ended December 31, 2006.  There have been no material changes in the risk factors previously disclosed in that Form 10-KSB.

BUSINESS

VuBotics has now transitioned its core platform of patents from concepts to market accepted products and services.  First Quarter announcements for VuIT eMail for BlackBerry demonstrate the Company’s resolve to deliver against a consumer and business enterprise plan.

While still early in revenue development, VuBotics’ licensing agreements in global markets with leading mobile software application distributors and directly with enterprise clients marks a historic shift in the Company from pre-revenue to revenue stages.  Initial market reviews and paying customer feedback about VuIT continues to validate and exceed expectations for technology product adoption.

VuIT is a sequential word delivery engine that delivers streaming text in a cadence, or rhythm, similar to sub-vocalization that allows readers to consume text at 2X - 4X faster than average college educated readers.

That engine is the basis of a platform that will be used to exploit markets in mobile and computer based eMail, mobile and computer based email attachments and documents, mobile messaging, mobile internet content and online content presentation, and providing metrics and relational advertising insertion.  In the mobile markets, VuIT represents a unique business model for advertising sponsored video content as well as content presentation for mobile entertainment.

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

RESULTS OF OPERATIONS

Nine months ended September 30, 2007 and 2006

General. The following discussion and analysis explains trends in the Company’s financial condition and results of operations for the nine months ended September 30, 2007 and 2006. The consolidated financial statements and notes thereto, included as part of the financial statements, should be read in conjunction with these discussions.

The Company incurred a net loss for the nine months ended September 30, 2007 of $1,597,991. This compares to a loss of $1,649,086 for the same period in 2006, a decrease of $51,095.  The decrease is primarily the result of lower operating expenses of $829,639 and lower interest expense of $34,225 during the nine months ended September 30, 2007 offset by a gain on debt restructure of $798,046 in the second quarter 2006.

Operating expenses decreased $829,639 to $1,609,082 from $2,438,721 during the same period in 2006.  The decrease is primarily the result of a reduction in non-cash stock compensation offset by an increase of $73,484 in general and administrative expenses and marketing expenses of $65,013 during the nine months ended September 30, 2007.  Non-cash stock compensation related to marketing and general and administrative was lower by $200,500 and $764,772, respectively during the nine months ended September 30, 2007, as compared to the same period in 2006. General and administrative expenses increased due to increased reporting and compliance costs.

The Company recorded revenue of $25,272 for the nine months ended September 30, 2007 and $37,000 for the nine months ended September 30, 2006.  These revenues were derived from a follow-on pilot project with a major media content provider and royalties from licenses of the VuIT tm email Reader.

Three months ended September 30, 2007 and 2006

General. The following discussion and analysis explains trends in the Company’s financial condition and results of operations for the three months ended September 30, 2007 and 2006. The consolidated financial statements and notes thereto, included as part of the financial statements, should be read in conjunction with these discussions.

The Company incurred a net loss for the three months ended September 30, 2007 of $637,215. This compares to a loss of $505,908 for the same period in 2006, an increase of $131,307.  The increase is primarily the result of  higher operating expenses of $99,145 and lower revenue.

Operating expenses increased $99,145 to $634,237 from $535,092 during the same period in 2006.  The increase is primarily the result of an increase of $70,207 in general and administrative expenses offset by lower product development expenses of $122,844 during the three months ended September 30, 2007.  Non-cash stock compensation increased $90,780 related to general and administrative expenses and decreased $17,680 related to marketing expenses during the three months ended September 30, 2007 as compared to the same period in 2006.

The Company recorded revenue of $484 for the three months ended September 30, 2007 and $37,000 for the same period in 2006.  These revenues were derived from royalties from licenses of the VuIT tm email Reader.

LIQUIDITY AND CAPITAL RESOURCES

As of September 30, 2007, the Company had a cash balance of $590,912, and $617,129 in total assets. The Company’s current liabilities increased from $1,767,475 to $3,336,483. This increase is primarily due to the issuance of senior, secured convertible loan notes and to the reclassification of the long-term portion of notes payable to current liabilities offset by the payment of accrued compensation with the issuance of restricted common stock of the Company.  Net cash used by operations was $891,334. Net cash provided by financing activities was $989,107 for the nine months ended September 30, 2007 primarily resulting from the proceeds of the issuance of senior, secured convertible loan notes.

The Company has financed its operations primarily through the sale of its common stock and private placements of its debt and equity  securities.

The Company believes that its cash needs for the next twelve months will be met by debt financings, loans from its directors, officers and shareholders and private placements of its debt and equity securities. However, there can be no assurances that the Company will be successful in obtaining sufficient funds needed for the development of its business.  If the Company issues more shares of its common stock its shareholders may experience dilution in the value per share of their common stock.

On August 28, 2007, the Company entered into a Securities Purchase Agreement pursuant to which the Company issued and sold to purchasers senior, secured convertible loan notes and warrants to purchase shares of the Company’s common stock for up to a maximum of $2,000,000 in subscription price.  Between August 28, 2007 and November 1, 2007, the Company issued and sold notes and warrants to five purchasers thereunder for an aggregate subsciption price of $1,415,000 (including the note and warrants issued to as repayment of the bridge loans  and placement agent fees). The Company continues to investigate the availability, source and terms for other types of external financing. The Company cannot assure that funds will be available from any source, or, if available, that the Company will be able to obtain the funds on terms agreeable to it. Any additional debt the Company incurs could result in a substantial portion of its cash flows from operating activities, if any, being used for the payment of principal and interest on the indebtedness, and could render the Company more vulnerable to competitive challenges and economic downturns.

ITEM 3. Controls and Procedures

In accordance with Rule 13a-15(b) of the Exchange Act, an evaluation was carried out by the Company’s Chief Executive Officer and Chief Financial Officer of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (pursuant to Rules 13a-14(c) and 15d-14(c) promulgated under the Securities Exchange Act of 1934, as amended (the “Exchange Act)) which was completed in consultation with management.  The Company’s Chief Executive Officer and Chief Financial Officer has concluded that the Company’s disclosure controls and procedures were effective as of the date of such evaluation in timely alerting the Company’s management to material information required to be included in this Form 10-QSB and other Exchange Act filings. There were no significant changes (including corrective actions with regard to significant deficiencies or material weaknesses) in the Company’s internal controls or other factors that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting subsequent to the date of the evaluation described above.

PART II.  OTHER INFORMATION.

ITEM 1.  Legal Proceedings.

On February 6, 2007, the Company was served with a complaint which had been filed on January 29, 2007 in the Superior Court of Fulton County, Georgia by Ekistics Research, LLC (“Ekistics”) and Craig J. Larson, a former director and officer of the Company, against the Company and VuBotics Georgia, Inc.  The complaint alleged, among other things, that the Company breached its obligation to provide up to $500,000 for working capital, software development, inventory purchases and promotion of the QuantumReader software during the 12-month period after the Company’s acquisition of QuantumReader, Inc. (now a wholly owned subsidary of the Company) under the Plan and Agreement of Reorganization dated November 17, 2004 among the Company, Mr.

Larson and others.  The plaintiffs were seeking monetary damages, as well as an injunction requiring the Company to provide Mr. Larson with a non-exclusive, worldwide, perpetual, irrevocable, paid-up license to the QuantumReader software.  In March, 2007, Ekistics Research, LLC and Mr. Larson withdrew the complaint.

On September 4, 2007, Ekistics and Mr. Larson refiled their complaint against the Company and certain other parties in the Superior Court of Fulton County, Georgia.  This complaint is virtually identical to the previous complaint that Mr. Larson and Ekistics filed and withdrew earlier this year.  In the second complaint, the plaintiffs are seeking monetary damages, as well as an Order declaring Mr. Larson the owner of a patent application that was the principal asset of QuantumReader, Inc. when it was acquired by the Company and an injunction against the Company.  At this time, the Company’s management believes that the lawsuit is without merit, and the Company intends to show, among other defenses, that it made available well in excess of $500,000 during the requisite time period in 2004 and 2005.  On October 4, 2007, QuantumReader, Inc. filed a motion to intervene in the lawsuit along with pleadings asserting numerous claims against Mr. Larson alleging that he has willfully interfered with QuantumReader, Inc.’s intellectual property.  In addition, QuantumReader, Inc. filed a motion for a preliminary injunction asking the court to immediately prohibit Mr. Larson from further interfering with QuantumReader, Inc.’s intellectual property.  Due to the inherent uncertainties in litigation, and because the ultimate resolution of the proceeding is influenced by factors outside of the Company’s control, the ultimate outcome of this proceeding is uncertain and unpredictable.

ITEM 2.  Unregistered Sales of Equity Securities and Use of Proceeds.

During the nine months ended September 30, 2007:

The Company issued 2,403,000 shares of unregistered common stock in lieu of cash for services rendered in 2006 valued at $720,900 and 45,000 shares of common stock for services rendered valued at $13,500 during the first and second quarters of 2007.  In addition, the Company issued 500,000 shares of common stock for services rendered valued at $70,000 during the third quarter of 2007.  All shares issued for services rendered were issued at a price equal to the closing price of our common stock on date of issuance.

Under the Securities Purchase Agreement dated August 28, 2007, the Company issued warrants to purchase up to 11,937,500 shares of the Company’s common stock and convertible loan notes (which are convertible into Common Stock at the option of the purchaser or the Company under certain circumstances) for an aggregate subsciption price of $1,415,000 between August 28, 2007 and November 1, 2007.

ITEM 3.  Defaults Upon Senior Securities.

None.

ITEM 4.  Submission of Matters to a Vote of Security Holders.

                None.

ITEM 5.  Other Information.

None.

ITEM 6.  Exhibits and Reports on Form 8-K.

(a) Exhibits.

3.1                               Articles of Incorporation of VuBotics, Inc. (Georgia) (1)

3.2                               Bylaws of VuBotics, Inc. (2)

10.1                        Securities Purchase Agreement dated August 28, 2007 by and among the Company, Jay Weil, as collateral agent and the Purchasers listed therein (3)

10.2                        Form of Senior, Secured Convertible Note issued pursuant to the Securities Purchase Agreement dated August 28, 2007 (3)

10.3                        Form of Common Stock Purchase Warrant  issued pursuant to the Securities Purchase Agreement dated August 28, 2007 *

10.4                        Registration Rights Agreement dated August 28, 2007 by and among the Company and the Purchasers listed therein (3)

10.5                        Security Agreement dated August 28, 2007 between the Company and the Collateral Agent listed therein (3)

31.1                        Certification of Chief Executive Officer pursuant to Rule 13a-14(a) or 15d-14(a)*

31.2                        Certification of Chief Financial Officer pursuant to Rule 13a-14(a) or 15d-14(a)*

32.1                        Certification of Chief Executive Officer under 18 U.S.C. Section 1350*

32.2                        Certification of Chief Financial Officer under 18 U.S.C. Section 1350*

*  Filed herewith

(1)                                 Incorporated by reference to Exhibit 3(i)(7) to the Company’s Form SB-2/A filed on February 13, 2007.

(2)                                 Incorporated by reference to Exhibit 3(ii)(2) to the Company’s Form SB-2/A filed on February 13, 2007.

(3)                                 Incorporated by reference to the Company’s Current Report on Form 8-K filed on September 4, 2007.

(b) Reports on Form 8-K.

On June 15, 2007, the Company filed a Current Report on Form 8-K which addressed the resignation of William T. Uniack, the Company’s principal accountant from E. Phillip Bailey in order to form his own firm, WT Uniack & Co.  On June 29, 2007, the Company filed an amendment to the aforementioned Form 8-K in order to supplement the information provided therein.

On August 22, 2007, the Company filed a Current Report on Form 8-K which addressed the appointment of Marc Owensby as a new director.  This appointment increases the number of members of the Board from three to four.  Mr. Owensby will serve for a term expiring at the Company’s 2008 Annual Meeting of Stockholders.

On September 4, 2007, the Company filed a Current Report on Form 8-K which addressed the Company’s entering into a Securities Purchase Agreement with certain purchasers and a collateral agent pursuant to which the Company issued and sold to purchasers senior, secured convertible loan notes and warrants to purchase shares of the Common stock for up to a maximum of $2,000,000 in subscription price.

On October 4, 2007, the Company filed a Current Report on Form 8-K which addressed the issuance and sale of senior, secured convertible notes and warrants for an aggregate subscription price of $840,000 to purchasers under the Securities Purchase Agreement.

On October 5, 2007, the Company filed a Current Report on Form 8-K which addressed the re-filing of the complaint against VuBotics, Inc. by Ekistics Research, LLC and Craig Larson in the Superior Court of Fulton County, Georgia,   QuantumReader, Inc.’s filing of a motion to intervene in the lawsuit and QuantumReader, Inc. filing of a motion for a preliminary injunction asking the court to immediately prohibit Mr. Larson from further interfering with QuantumReader, Inc.’s intellectual property.

On October 16, 2007, the Company filed a Current Report on Form 8-K which addressed the issuance and sale of senior, secured convertible notes and warrants for an aggregate subscription price of $50,000 to a purchaser under the Securities Purchase Agreement dated August 28, 2007.

On November 5, 2007, the Company filed a Current Report on Form 8-K which addressed the issuance and sale of senior, secured convertible notes and warrants for an aggregate subscription price of $75,000 to purchasers under the Securities Purchase Agreement dated August 28, 2007.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, hereunto duly authorized.

VUBOTICS, INC.

Date: November 14, 2007	/s/ Philip E. Lundquist
By: Philip E. Lundquist, Chief Executive
Officer and Chief Financial Officer